Form 10-Q
period 2018-04-30
SMARTSHEET INC
filed 2018-06-12
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-38464

Smartsheet Inc.
(Exact name of Registrant as specified in its charter)

Washington	20-2954357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10500 NE 8th Street, Suite 1300
Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(844) 324-2360
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 8, 2018, there were 102,553,720 shares of the registrant’s common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II. Item 1A. “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or will occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Revenue
Subscription	$32,057	$20,375
Professional services	4,262	1,861
Total revenue	36,319	22,236
Cost of revenue
Subscription	4,236	2,989
Professional services	3,087	1,508
Total cost of revenue	7,323	4,497
Gross profit	28,996	17,739
Operating expenses
Research and development	12,844	6,508
Sales and marketing	22,384	14,749
General and administrative	6,798	3,679
Total operating expenses	42,026	24,936
Loss from operations	(13,030)	(7,197)
Interest income (expense) and other, net	(1,300)	13
Net loss	$(14,330)	$(7,184)
Net loss per share, basic and diluted	$(0.68)	$(0.44)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	21,008	16,478
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Net loss	$(14,330)	$(7,184)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	(1)
Comprehensive loss	$(14,330)	$(7,185)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2018	January 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,657	$58,158
Accounts receivable, net of allowances of $558 and $457 at April 30, 2018 and January 31, 2018, respectively	18,188	14,870
Prepaid expenses and other current assets	5,122	4,628
Total current assets	72,967	77,656
Long-term assets
Restricted cash	2,321	2,901
Deferred commissions	17,988	15,291
Property and equipment, net	16,632	17,237
Intangible assets, net	1,420	1,547
Goodwill	445	445
Other long-term assets	3,262	1,527
Total assets	$115,035	$116,604
Liabilities, convertible preferred stock, and shareholders’ deficit
Current liabilities
Accounts payable	$2,911	$2,641
Accrued compensation and related benefits	11,112	13,253
Other accrued liabilities	4,629	3,061
Capital lease payable	2,878	2,833
Deferred revenue	66,214	57,102
Total current liabilities	87,744	78,890
Capital lease payable, non-current	2,909	3,713
Deferred revenue, non-current	127	179
Convertible preferred stock warrant liability	2,598	1,272
Other long-term liabilities	517	604
Total liabilities	93,895	84,658
Commitments and contingencies (Note 13)

Convertible preferred stock
Convertible preferred stock, no par value; 67,756,647 shares authorized as of April 30, 2018 and January 31, 2018; 67,619,377 shares issued and outstanding with aggregate liquidation preference of $113,217 as of April 30, 2018 and January 31, 2018	112,687	112,687
Shareholders’ deficit:
Common stock, no par value; no shares and 107,679,381 shares authorized as of April 30, 2018 and January 31, 2018, respectively; no shares and 20,280,741 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	—	—
Class A common stock, no par value; 112,979,381 shares and no shares authorized as of April 30, 2018 and January 31, 2018, respectively; no shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	—	—
Class B common stock, no par value; 112,979,381 shares and no shares authorized as of April 30, 2018 and January 31, 2018, respectively; 22,040,029 shares and no shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	—	—
Additional paid-in capital	29,414	25,892
Accumulated deficit	(120,961)	(106,633)
Total shareholders’ deficit	(91,547)	(80,741)
Total liabilities, convertible preferred stock and shareholders’ deficit	$115,035	$116,604
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,330)	$(7,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	1,842	545
Remeasurement of convertible preferred stock warrant liability	1,326	—
Depreciation of property and equipment	1,488	743
Amortization of deferred commission costs	1,997	829
Amortization of intangible assets	127	3
Amortization of premiums, accretion of discounts and gain on investments	—	18
Unrealized foreign exchange (gain) loss	61	—
Changes in operating assets and liabilities:
Accounts receivable	(3,352)	(5,767)
Prepaid expenses and other current assets	(956)	(237)
Other long-term assets	(240)	(8)
Accounts payable	237	(2)
Other accrued liabilities	1,508	793
Accrued compensation and related benefits	(2,141)	(234)
Deferred commissions	(4,694)	(2,865)
Other long-term liabilities	(87)	16
Deferred revenue	9,060	8,099
Net cash provided by (used in) operating activities	(8,154)	(5,251)
Cash flows from investing activities
Purchases of property and equipment	(497)	(1,304)
Capitalized internal-use software development costs	(313)	(710)
Proceeds from maturity of investments	—	4,622
Net cash provided by (used in) investing activities	(810)	2,608
Cash flows from financing activities
Payments on principal of capital leases	(759)	(485)
Payments of deferred offering costs	(1,495)	—
Proceeds from exercise of stock options	2,162	515
Net cash provided by (used in) financing activities	(92)	30
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(25)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,081)	(2,613)
Cash, cash equivalents, and restricted cash
Beginning of period	61,059	24,013
End of period	$51,978	$21,400
Supplemental disclosures
Cash paid for interest	$81	$75
Accrued purchases of property and equipment (inclusive of capitalized internal-use software)	474	156
Deferred offering costs, accrued but not yet paid	883	—
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is a leading cloud-based platform for work execution, enabling teams and organizations to plan, capture, manage, automate, and report on work at scale. Customers access their accounts online via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2018, included in our final prospectus related to our initial public offering (“IPO”) dated April 27, 2018 (“Prospectus”), filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, (“the Securities Act”).
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States and the United Kingdom. All intercompany balances have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period, or for any future year.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; valuation of the Company’s share-based compensation, including the underlying deemed fair value of common stock (prior to the closing of the IPO); useful lives of property and equipment, including useful lives of internal-use software development costs; calculation of allowance for doubtful accounts; inputs in revaluation of convertible preferred stock warrant; and valuation of deferred income tax assets and uncertain tax positions, among others.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Dual class common stock structure
In April 2018, we implemented a dual class common stock structure, authorizing for issuance 112,979,381 shares of each Class A and Class B common stock. Upon establishment of the dual class common stock structure, (1) each then existing share of common stock converted into a share of Class B common stock, (2) a warrant to purchase shares of preferred stock convertible into common stock became a warrant to purchase shares of preferred stock convertible into shares of Class B common stock, (3) all shares of convertible preferred stock then outstanding became convertible into Class B common stock subject to the same rules and conditions as the previously existing convertible preferred stock, (4) all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock, and (5) all restricted stock units (“RSUs”) became RSUs for an equivalent number of shares of Class B common stock.
The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A common stock and Class B common stock have the same dividend and liquidation rights. The Class B common stock converts to Class A common stock at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date which is seven years from the effective date of the IPO (April 26, 2025), (ii) the date on which the outstanding shares of Class B common stock represent less than 15% of the aggregate number of shares of common stock then outstanding, (iii) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, voting separately as a single class. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain permitted transfers described in our restated certificate of incorporation filed with the state of Washington on April 9, 2018.
Refer to Note 15 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for information on additional changes to our equity structure, which took place upon the closing of the IPO on May 1, 2018.
2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Restricted cash
Restricted cash as of April 30, 2018 consisted of $1.8 million related to collateral for a new irrevocable letter of credit (entered into during the three months ended April 30, 2018) for additional office space in Bellevue, and $0.5 million primarily related to security deposits for the Company’s Bellevue and Boston leases.
Restricted cash as of January 31, 2018 consisted of $2.4 million related to collateral for irrevocable letters of credit and $0.5 million related to security deposits. The letters of credit that were outstanding as of January 31, 2018 were still in effect as of April 30, 2018; however, the requirement to maintain $2.4 million in cash collateral for those letters of credit was removed during the three months ended April 30, 2018, and the restricted cash balance was reduced by this amount.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of April 30,
	2018	2017
Cash and cash equivalents	$49,657	$19,300
Restricted cash	2,321	2,100
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$51,978	$21,400
Deferred offering costs
Deferred offering costs consist primarily of legal, accounting, and other fees related to the IPO. The deferred offering costs will be offset against proceeds upon the closing of the IPO on May 1, 2018. As of April 30, 2018 and January 31, 2018, the Company capitalized $3.2 million and $1.5 million of deferred offering costs, respectively, which are included in other long-term assets in the accompanying condensed consolidated balance sheets.
Convertible preferred stock warrant liability
The Company classifies its warrant to purchase convertible preferred stock as a liability. The Company adjusts the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The convertible preferred stock warrant liability is included on the Company’s condensed consolidated balance sheets and its revaluation is recorded as an expense in interest income (expense) and other, net. Upon the closing of the IPO on May 1, 2018, the related warrant liability will be reclassified to additional paid-in capital.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016‑09”), which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. The Company adopted this ASU effective February 1, 2018. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this ASU effective February 1, 2018. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the consolidated financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted. The Company early adopted this ASU effective February 1, 2018, retrospectively applying the new guidance to the comparative period presented in our condensed consolidated statements of cash flows. As a result of the adoption of this ASU, because movements to and from cash and restricted cash are no longer shown separately on the condensed consolidated statements of cash flows, the Company’s cash provided from investing activities increased by $0.2 million for the three months ended April 30, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this guidance effective February 1, 2018 and will apply the new guidance when it evaluates goodwill for impairment during the three months ending October 31, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance effective February 1, 2018. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases: Topic (842) and has modified the standard thereafter. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on February 1, 2019. The Company anticipates this standard will have a material impact on the Company’s financial position, primarily due to the office space operating leases, as the Company will be required to recognize lease assets and lease liabilities on the balance sheet. The Company continues to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or cash flows, if any.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

3. Revenue from Contracts with Customers
During the three months ended April 30, 2018 and 2017, the Company recognized $23.9 million and $13.8 million of subscription revenue, respectively, and $0.9 million and $0.5 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2018 and 2017, respectively.
As of April 30, 2018, the Company’s total deferred revenue balance was $66.3 million, of which $64.8 million represented deferred balances for subscription revenue and $1.5 million represented deferred balances for professional services revenue. Of total deferred revenue, $66.2 million is expected to be recognized as revenue over the next 12 months.
4. Deferred Commissions
Deferred commissions were $18.0 million as of April 30, 2018 and $15.3 million as of January 31, 2018.
Amortization expense for deferred commissions was $2.0 million and $0.8 million for the three months ended April 30, 2018 and 2017, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents the calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2018	2017
Numerator:
Net loss	$(14,330)	$(7,184)
Denominator:
Weighted-average common shares outstanding	21,008	16,478
Net loss per share, basic and diluted	$(0.68)	$(0.44)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2018	2017
Convertible preferred shares (as converted)	68,480	62,145
Convertible preferred stock warrant	137	137
Shares subject to outstanding common stock awards	15,656	13,742
Total potentially dilutive shares	84,273	76,024
6. Investments
As of April 30, 2018 and January 31, 2018, the Company did not hold any available-for-sale investments.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

7. Fair Value Measurements
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The lowest level of significant input determines the placement of the fair value measurement within the following hierarchal levels:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity.
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands) as of:

	April 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,357	$—	$—	$41,357
Restricted cash:
Certificates of deposit	—	1,750	—	1,750
Total assets	$41,357	$1,750	$—	$43,107

Liabilities:
Convertible preferred stock warrant liability	$—	$2,598	$—	$2,598

	January 31, 2018
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$55,702	$—	$—	$55,702

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,272	$1,272
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value table above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until such time as observable inputs become available and reliable.
At April 30, 2018 we transferred $2.6 million related to the Company’s Series C convertible preferred stock warrant out of our Level 3 liabilities and into our Level 2 liabilities. The Series C convertible preferred stock warrant

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

liability was estimated using assumptions related to the remaining contractual term of the warrant, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable input used in the fair value measurement of the Series C convertible preferred stock warrant liability as of January 31, 2018 was the fair value of the underlying stock at the valuation date. On April 27, 2018, the right to convert the preferred stock warrant was contingently exercised by the holder and settlement occurred with the closing of the IPO on May 1, 2018 (see Note 10). As of April 30, 2018, the underlying stock price and term were observable and the instrument was therefore transferred to a Level 2 classification category. There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the three months ended April 30, 2018.
Changes in fair value of our level 3 financial liabilities were as follows (in thousands):

Balance as of January 31, 2018	1,272
Increase in fair value of convertible preferred stock warrant	1,326
Transfer out of Level 3	(2,598)
Balance as of April 30, 2018	$—
8. Goodwill and Net Intangible Assets
On December 28, 2017, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of Converse.AI, Inc. (“Converse.AI”) in an all cash transaction. As a result of this acquisition, the Company recorded goodwill of $0.4 million and identifiable intangible assets of $1.4 million.
There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2018.
The following table presents the components of net intangible assets (in thousands) as of:

	April 30,	January 31,
	2018	2018

Acquired software technology	$1,366	$1,366
Acquired customer relationships	70	70
Patents	170	170
Domain name	13	13
Total intangible assets	1,619	1,619
Less: accumulated amortization	(199)	(72)
Total intangible assets, net	$1,420	$1,547
Amortization expense was $127 thousand and $3 thousand for the three months ended April 30, 2018 and 2017, respectively.
9. Convertible Preferred Stock
As of April 30, 2018 and January 31, 2018, convertible preferred stock was as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)	Carrying Value (in thousands)	Liquidation Preference Prices per Share	Conversion Price per Share	Annual Dividend per Share (if declared)	Liquidation Participation Cap per Share
A	6,075,000	6,075,000	$486	$480	$0.08	$0.08	$0.0064	$0.16
A-1	500,000	500,000	80	80	0.16	0.16	0.0128	0.32
A-2	2,750,000	2,750,000	550	550	0.20	0.195434	0.016	0.40
A-3	2,000,000	2,000,000	500	500	0.25	0.23685	0.02	0.50
A-4	9,859,270	9,859,270	2,751	2,751	0.279	0.260872	0.0224	0.558
Total Series A	21,184,270	21,184,270	$4,367	$4,361

B	7,208,430	7,208,430	1,250	1,218	0.173408	0.173408	0.0138	0.346816

C	5,284,990	5,147,720	$1,500	$1,476	0.29139	0.29139	0.0234	0.58278
C-1	1,531,580	1,531,580	1,000	977	0.65292	0.65292	0.0522	1.30584
Total Series C	6,816,570	6,679,300	$2,500	$2,453

D	14,780,400	14,780,400	$17,500	$17,342	1.184	1.184	0.0948	N/A

E	11,432,303	11,432,303	$35,000	$34,886	3.0615	3.0615	0.2449	N/A

F	6,334,674	6,334,674	$52,600	$52,427	$8.3035	$8.3035	$0.66428	N/A
Total all series	67,756,647	67,619,377	$113,217	$112,687
Immediately prior to the closing of the IPO on May 1, 2018, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock.
10. Convertible Preferred Stock Warrant
In 2011, the Company issued a warrant to purchase 137,270 shares of Series C convertible preferred stock in connection with a loan and security agreement with Silicon Valley Bank (“SVB”). The warrant had a 10-year term and an exercise price of $0.29139 per share.
The fair value was determined using the Black-Scholes model and was $2.6 million and $1.3 million as of April 30, 2018 and January 31, 2018, respectively. This warrant is subject to remeasurement at each reporting period.
On April 27, 2018, SVB contingently exercised its right to convert the preferred stock warrant in a “net exercise,” under which the number of issuable shares was reduced by the number of shares with an aggregate fair market value equal to the exercise price of the warrant, resulting in 2,667 shares surrendered and 134,603 shares offered in the IPO. The exercise and settlement of the underlying shares were conditional and were not executed until the closing of the IPO on May 1, 2018.
11. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employees under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

As of April 30, 2018 and January 31, 2018, an aggregate of 0 and 296,178, respectively, shares of common stock were available for issuance under the 2015 Plan. As of April 30, 2018 and January 31, 2018, an aggregate of 8,361,987 and 0, respectively, shares of common stock were available for issuance under the 2018 Plan.
Stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, and in general vest based on continuous employment over four years, and expire 10 years from the date of grant. RSUs are measured based on the grant date fair value of the awards, and in general vest based on continuous employment over four years and expire 10 years from the date of grant.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2018	2017
Cost of subscription revenue	$34	$9
Cost of professional services revenue	47	12
Research and development	665	149
Sales and marketing	514	198
General and administrative	582	177
Total share-based compensation	$1,842	$545
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2018	13,355,439	$2.91
Granted	4,042,420	10.16
Exercised and awarded	(1,759,288)	0.96
Forfeited or canceled	(182,729)	4.51
Outstanding at April 30, 2018	15,455,842	5.01
Exercisable at April 30, 2018	4,740,226	1.97
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2018:

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2018	130,000	$9.45
Granted	70,000	15.00
Vested	—	—
Forfeited or canceled	—	—
Outstanding at April 30, 2018	200,000	11.39
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases will be accomplished through participation in discrete offering periods. The first offering and purchase period began on April 27, 2018 and will end on September 24, 2018 (or such other date determined by our board of directors or our compensation committee).
Under our ESPP, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Our employees generally are eligible to participate in our ESPP if they are employed by us for at least 20 hours per week and more than five months in a calendar year. Employees who are 5% shareholders, or would become 5% shareholders as a result of their participation in our ESPP, are ineligible to participate in our ESPP. We may impose additional restrictions on eligibility. Our eligible employees are able to select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period. No participant has the right to purchase shares of our common stock in an amount, when aggregated with purchase rights under all of our employee stock purchase plans that are also in effect in the same calendar year(s), that has a fair market value of more than $25,000, determined as of the first day of the applicable purchase period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 2,500 shares during any one purchase period or such lesser amount determined by our compensation committee or our board of directors. An employee’s participation automatically ends upon termination of employment for any reason.
We initially reserved 2,040,000 shares of our Class A common stock for sale under our ESPP. The aggregate number of shares reserved for sale under our ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date under the ESPP by the number of shares equal to 1% of the total outstanding shares of our Class A common stock and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or such lesser number of shares as may be determined by our board of directors in any particular year. The aggregate number of shares issued over the term of our ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 20,400,000 shares of our Class A common stock.
There was no significant share-based compensation expense recorded to our condensed consolidated statement of operations for the three months ended April 30, 2018 related to the ESPP.
12. Income Taxes
The income tax provision for interim tax periods is generally determined using an estimate of the Company’s annual effective tax rate, excluding jurisdictions for which no tax benefit can be recognized due to valuation allowances, and adjusted for discrete tax items in the period. Each quarter the Company updates its estimate of the annual effective tax rate and makes a cumulative adjustment if the estimated annual tax rate has changed.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. federal, state and foreign deferred tax assets and non-deductible share-based compensation.
The Company did not record a provision for income taxes for the three months ended April 30, 2018.
13. Commitments and Contingencies
Leases
The Company has operating lease agreements for office spaces in Bellevue and Boston. The Bellevue lease agreements have various expiration dates through October 2026, and the Boston lease agreements end in July 2025. Rent expense and related operating expenses for leased areas totaled $1.5 million and $0.9 million for the three months ended April 30, 2018 and 2017, respectively.
During the year ended January 31, 2017, the Company entered into a capital lease agreement for data center equipment. The total amount of the lease, including taxes, is $6.0 million. The effective interest rate on the lease is 5.3%, paid over 42 months.
During the year ended January 31, 2018, the Company entered into two capital lease agreements for data center equipment, which totaled $3.1 million, including taxes. The effective interest rates on the leases range from 5.0% to 5.1%, each paid over 36 months.
As of April 30, 2018, future minimum annual lease payments (in thousands) related to the lease agreements mentioned above were as follows:

	Operating Leases	Capital Leases	Total
Remainder of 2019	$4,781	$2,303	$7,084
2020	8,658	3,103	11,761
2021	9,265	817	10,082
2022	9,500	—	9,500
2023	9,745	—	9,745
Thereafter	22,926	—	22,926
Total minimum lease payments	$64,875	$6,223	$71,098
Less: amount representing maintenance and support costs		$(153)
Net minimum lease payments		6,070
Less: amount representing interest		(283)
Present value of minimum lease payments		$5,787
As of April 30, 2018 and January 31, 2018, we had collateralized letters of credit totaling $1.8 million and $2.4 million, respectively, related to the Company’s Bellevue and Boston leases, and $0.5 million and $0.5 million, respectively, related to security deposits for the Company’s leases. The amounts will decrease to $0 over the lease periods.
Legal matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

14. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended April 30,
	2018	2017

United States	$27,139	$15,964
EMEA	4,483	3,089
Asia Pacific	2,818	1,912
Americas other than the United States	1,879	1,271
Total	$36,319	$22,236
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2018 and April 30, 2017, there was no significant property and equipment owned by the Company outside of the United States.
15. Subsequent Events
The Company has evaluated subsequent events through June 12, 2018.
On May 1, 2018, we completed our IPO in which we issued and sold 11,745,088 shares of Class A common stock, inclusive of the over-allotment, at a public offering price of $15.00 per share. We received net proceeds of $160.6 million after deducting underwriting discounts and commissions of $12.3 million and other estimated issuance costs of $3.2 million, of which $2.3 million were paid as of April 30, 2018 and therefore are not included in the pro forma adjustment to cash below. Immediately prior to the closing of the IPO, all shares of our convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock. In addition, we authorized for future issuance a total of 500 million shares of each Class A and Class B common stock, and 10 million shares of preferred stock.
The pro forma balance sheet data in the table below reflects the sale of Class A common stock, including the underwriter’s exercise of their option to purchase additional shares of our Class A common stock, after deducting the underwriting discounts and commissions and our estimated offering expenses. In addition, the pro forma balance sheet reflects the automatic conversion of all of our outstanding shares of convertible preferred stock into shares of our Class B common stock, which occurred immediately prior to the closing of the IPO on May 1, 2018.

	Historical as of April 30, 2018	Pro Forma Adjustments	Pro Forma as of April 30, 2018
	(in thousands)
Assets
Total current assets	$72,967	$162,961	$235,928
Total long-term assets	42,068	(3,206)	38,862
Total assets	115,035	159,755	274,790
Liabilities, convertible preferred stock and shareholders’ equity (deficit)
Total liabilities	93,895	(3,481)	90,414
Convertible preferred stock	112,687	(112,687)	—
Additional paid-in capital	29,414	275,923	305,337
Accumulated deficit	(120,961)	—	(120,961)
Total shareholders’ equity (deficit)	(91,547)	275,923	184,376
Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$115,035	$159,755	$274,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus related to the Company’s initial public offering (“IPO”) dated April 26, 2018 (“Prospectus”) filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
Overview
We enable teams to get work done fast and efficiently. We are a leading cloud-based platform for work execution, enabling teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. We were founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities.
Unstructured or dynamic work is work that has historically been managed using a combination of email, spreadsheets, whiteboards, phone calls, and in-person meetings to communicate with team members and complete projects and processes. It is frequently changing, often ad-hoc, and highly reactive to new information. Our platform helps manage this kind of unstructured work and serves as a single source of truth across work processes, fostering accountability and engagement within teams, leading to more efficient decision-making and better business outcomes.
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels: Individual, Team, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer Control Center, which enables customers to implement solutions for a specific use case for large scale projects or initiatives. Professional services are offered to help customers create and administer solutions for specific use cases.
Customers can begin using our platform by purchasing a subscription directly from our website or through our sales force, starting a free trial, or working as a collaborator on a project.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2018	2017
Domain-based customers	75,642	69,039
Average annualized contract value per domain-based customer	$1,808	$1,230
Dollar-based net retention rate for all customers (trailing 12 months)	130%	124%
Number of domain-based customers
We define domain-based customers as organizations with a unique email domain name such as @cisco and @aramark. All other customers, which we designate as ISP customers, are typically small teams or individuals who register for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
We believe that the number of customers, particularly our domain-based customers, using our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our customer base to include organizations of all sizes across virtually all industries.
Average ACV per domain-based customer
We use average annualized contract value (“ACV”) per domain-based customer to measure customer commitment to our platform and sales force productivity. We define average ACV per domain-based customer as total outstanding ACV for domain-based subscriptions as of the end of the reporting period divided by the number of domain-based customers as of the same date.
Dollar-based net retention rate
We calculate dollar-based net retention rate as of a period end by starting with the ACV from the cohort of all customers as of the 12 months prior to such period end, or Prior Period ACV. We then calculate the ACV from these same customers as of the current period end, or Current Period ACV. Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at the dollar-based net retention rate.
The dollar-based net retention rate is used by us to evaluate the long-term value of our customer relationships and is driven by our ability to retain and expand the subscription revenue generated from our existing customers.
Components of Results of Operations
Revenue
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform. Subscription revenue is driven primarily by the number of domain-based customers and changes in their subscription levels, and, to a lesser extent, subscriptions to cloud-based premium solutions. We recognize subscription revenue ratably over the term of the subscription period beginning on the date access to our platform is provided as no implementation work is required, assuming all other revenue recognition criteria have been met.
Professional services revenue
Professional services revenue includes primarily fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, with some smaller engagements being provided for a fixed fee. We recognize revenue for our consulting services as those services are delivered. Our training services are delivered either remotely or at the customer site. Training services are charged for on a fixed-fee basis and we recognize revenue after the training program is delivered. Our consulting and training services are generally considered to be distinct, for accounting purposes, and we recognize revenue as services are performed or upon completion of work.
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of employee-related costs such as salaries, wages, and related benefits; expenses related to hosting our services and providing support, including third-party hosting fees; payment processing fees; costs of Connectors between Smartsheet and third-party applications; software and maintenance costs; and allocated overhead.

We intend to continue to invest in our platform infrastructure and our support organization. We currently utilize third-party co-location data centers and public cloud service providers. As our platform scales, we may require additional investments in infrastructure to host our platform and support our customers, which may negatively impact our subscription gross margin.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, travel-related costs, costs of outside services associated with supplementing our internal staff, and allocated overhead.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, increased share-based compensation expense, as well as the relative proportions of total revenue provided by subscriptions or professional services in a given time period. As we continue to expand our professional services offerings in the future, we expect our total gross margin percentage to gradually decline.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, costs of outside services used to supplement our internal staff, hardware- and software-related costs, recruiting expenses, and overhead allocations. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, third-party software related expenses, travel-related expenses, recruiting expenses, and allocated overhead. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect our sales and marketing expenses will increase in absolute dollars and continue to be our largest operating expense category for the foreseeable future as we expand our sales and marketing efforts, although we will continue to maintain a prudent expense philosophy. We also expect that sales and marketing expenses will increase as we expect more of our future revenue to come from our inside and direct sales model and resellers, rather than through unassisted self-service sales.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance related expenses, and allocated overhead.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.

Other income (expense), net
Other income (expense), net consists of interest income from our investment holdings, interest expense associated with our capital leases, foreign exchange gains and losses, and expenses resulting from the revaluation of our convertible preferred stock warrant liability.
Provision for income taxes
Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. We maintain a full valuation allowance on our U.S. federal, state and foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended April 30,
	2018	2017
Revenue	(in thousands)
Subscription	$32,057	$20,375
Professional services	4,262	1,861
Total revenue	36,319	22,236
Cost of revenue
Subscription(1)	4,236	2,989
Professional services(1)	3,087	1,508
Total cost of revenue	7,323	4,497
Gross profit	28,996	17,739
Operating expenses
Research and development(1)	12,844	6,508
Sales and marketing(1)	22,384	14,749
General and administrative(1)	6,798	3,679
Total operating expenses	42,026	24,936
Loss from operations	(13,030)	(7,197)
Interest expense and other, net	(1,300)	13
Net loss	$(14,330)	$(7,184)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Cost of subscription revenue	$34	$9
Cost of professional services revenue	47	12
Research and development	665	149
Sales and marketing	514	198
General and administrative	582	177
Total share-based compensation expense	$1,842	$545

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue.

	Three Months Ended April 30,
	2018	2017
Revenue
Subscription	88%	92%
Professional services	12	8
Total revenue	100	100
Cost of revenue
Subscription	12	13
Professional services	8	7
Total cost of revenue	20	20
Gross profit	80	80
Operating expenses
Research and development	35	29
Sales and marketing	62	66
General and administrative	19	17
Total operating expenses	116	112
Loss from operations	(36)	(32)
Interest expense and other, net	(4)	—
Net loss	(40)%	(32)%
Comparison of the three months ended April 30, 2018 and 2017
Revenue

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$32,057	$20,375	$11,682	57%
Professional services	4,262	1,861	2,401	129%
Total revenue	$36,319	$22,236	$14,083	63%
Percentage of total revenue
Subscription revenue	88%	92%
Professional services revenue	12%	8%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 130% for the trailing 12-month period ended April 30, 2018, closely followed by contributions from new customers, as evidenced by the 10% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$4,236	$2,989	$1,247	42%
Professional services	3,087	1,508	1,579	105%
Total cost of revenue	$7,323	$4,497	$2,826	63%
Gross profit	$28,996	$17,739	$11,257	63%
Gross margin
Subscription	87%	85%
Professional services	28%	19%
Total gross margin	80%	80%
Cost of subscription revenue increased $1.2 million, or 42%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $0.7 million in employee-related expenses due to increased headcount, an increase of $0.2 million in credit card processing fees, and an increase of $0.1 million in each of the following: costs of delivering Connectors to third-party applications, cost of software subscriptions, amortization of acquisition related intangibles, and allocated overhead costs. These increases were partially offset by a decrease of $0.1 million in data center and hosting-related costs.
Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale.
Cost of professional services increased $1.6 million, or 105%, for the three months ended April 30, 2018 compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $1.4 million in employee-related expenses as we continued to grow our professional services offerings and workforce, an increase of $0.1 million in allocated overhead costs, and an increase of $0.1 million in training costs and billable expenses.
Our gross margin for professional services increased because the timing for additional hiring lagged the delivery of services. We expect our gross margin for professional services to decline as we expand and build our team to support increasing demand.
Operating expenses
Research and development expenses

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$12,844	$6,508	$6,336	97%
Percentage of total revenue	35%	29%
Research and development expenses increased $6.3 million, or 97%, for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $4.4 million in employee-related expenses due to increased headcount, of which $0.5 million was related to share-based compensation expense, an increase of $0.9 million for fees to external parties used to supplement our internal workforce, an increase of $0.5 million for software subscription services, an increase of $0.3 million for recruiting expenses, and an increase of $0.1 million for allocated overhead.

Sales and marketing expenses

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$22,384	$14,749	$7,635	52%
Percentage of total revenue	62%	66%
Sales and marketing expenses increased $7.6 million, or 52%, for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $6.2 million in employee-related expenses due to increased headcount, of which $0.3 million related to share-based compensation expense, an increase in travel-related expenses of $0.6 million, an increase in marketing costs of $0.5 million, and an increase of $0.4 million in allocated overhead.
General and administrative expenses

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$6,798	$3,679	$3,119	85%
Percentage of total revenue	19%	17%
General and administrative expenses increased $3.1 million, or 85%, for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017. The increase was primarily due to an increase of $2.5 million in employee-related expenses due to increased headcount, of which $0.4 million related to share-based compensation expense. Costs associated with professional services and fees increased $0.4 million as we prepared to become a public company. Additionally, software subscription services increased $0.2 million, allocated overhead costs increased $0.2 million, and travel-related expenses increased $0.1 million. These increases were partially offset by a decrease of $0.4 million in costs associated with taxes, licenses and insurance.
Interest income (expense) and other, net

	Three Months Ended April 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$(1,300)	$13	$(1,313)	(10,100)%
Percentage of total revenue	(4)%	—%
For the three months ended April 30, 2018 as compared to the three months ended April 30, 2017, the change in interest income (expense) and other, net was primarily driven by an increase in convertible preferred stock warrant expense of $1.3 million.
Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance, and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results. The non-GAAP financial measures are presented for supplemental informational purposes only, and should not be considered a substitute for financial measures presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash used in operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating loss are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings is affected by a combination of factors, including the timing of sales, the mix of monthly and annual subscriptions sold and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.
Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, and amortization of acquisition related intangible assets. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Gross profit	$28,996	$17,739
Add:
Share-based compensation expense	81	21
Amortization of acquisition-related intangible assets	114	—
Non-GAAP gross profit	$29,191	$17,760

Gross margin	80%	80%
Non-GAAP gross margin	80%	80%

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Loss from operations	$(13,030)	$(7,197)
Add:
Share-based compensation expense	1,842	545
Amortization of acquisition-related intangible assets	120	—
One-time costs of acquisition	47	—
Non-GAAP operating loss	$(11,021)	$(6,652)

Operating margin	(36)%	(32)%
Non-GAAP operating margin	(30)%	(30)%

Free cash flow
We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment and payments on capital lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures, payments on capital lease obligations and changes in working capital. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(8,154)	$(5,251)
Less:
Purchases of property and equipment(1)	(810)	(2,014)
Payments on capital lease obligations	(759)	(485)
Free cash flow	$(9,723)	$(7,750)

(1)	Includes amounts related to capitalized internal-use software development costs.

Calculated billings
We define calculated billings as total revenue plus the change in deferred revenue in the period. Because we recognize subscription revenue ratably over the subscription term, calculated billings can be used to measure our subscription sales activity for a particular period, to compare subscription sales activity across particular periods, and as an indicator of future subscription revenue.
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $2.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods as the timing of larger new deals and larger deal renewals drive fluctuations in future quarters.

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Total revenue	$36,319	$22,236
Add:
Deferred revenue (end of period)	66,341	40,812
Less:
Deferred revenue (beginning of period)	57,281	32,712
Calculated billings	$45,379	$30,336

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended April 30,
	2018	2017
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	21,008	16,478
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	68,480	62,145
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	89,488	78,623

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition related intangible assets, one-time costs of acquisition, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended April 30,
	2018	2017
	(dollars in thousands)
Net loss	$(14,330)	$(7,184)
Add:
Share-based compensation expense	1,842	545
Amortization of acquisition-related intangible assets	120	—
One-time costs of acquisition	47	—
Remeasurement of convertible preferred stock warrant liability	1,326	—
Non-GAAP net loss	$(10,995)	$(6,639)

Liquidity and Capital Resources
As of April 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $49.7 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions, professional services and capitalized leases, as well as the net proceeds we received through private sales of equity securities. On May 1, 2018, upon the closing of the IPO, we received net proceeds of $160.6 million after deducting underwriting discounts and commissions of $12.3 million and other estimated issuance costs of $3.2 million.
We believe our existing cash and cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our product. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2018, we had deferred revenue of $66.3 million, of which $66.2 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all other revenue recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(8,154)	$(5,251)
Net cash provided by (used in) investing activities	(810)	2,608
Net cash provided by (used in) financing activities	(92)	30
Effects of foreign exchange on cash and cash equivalents	(25)	—
Net increase (decrease) in cash and cash equivalents	$(9,081)	$(2,613)
Operating activities
Our largest sources of operating cash are cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and hosting costs. Historically, we have generated negative cash flows from operating activities during most fiscal years, and have supplemented working capital requirements through net proceeds from the private sale of equity securities.

During the three months ended April 30, 2018, net cash used in operating activities was $8.2 million, driven by our net loss of $14.3 million, adjusted for non-cash charges of $6.8 million, an increase in deferred revenue of $9.1 million, and net cash outflows of $9.7 million provided by changes in our operating assets and liabilities other than deferred revenue. Non-cash charges primarily consisted of amortization of deferred commission costs, share-based compensation, depreciation of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Other than changes in deferred revenue, notable fluctuations in operating assets and liabilities included an increase in deferred commissions of $4.7 million, an increase in accounts receivable of $3.4 million, an increase in prepaid expenses and other current assets of $1.0 million, a decrease in accounts payable and accrued expenses of $0.4 million, and an increase in other long-term assets of $0.2 million.
During the three months ended April 30, 2017, net cash used in operating activities was $5.3 million, driven by our net loss of $7.2 million, adjusted for non-cash charges of $2.1 million, an increase in deferred revenue of $8.1 million, and net cash outflows of $8.3 million provided by changes in our operating assets and liabilities other than deferred revenue. Non-cash charges primarily consisted of amortization of deferred commission costs, depreciation of property and equipment, and share-based compensation. Other than changes in deferred revenue, other notable fluctuations in operating assets and liabilities included an increase in accounts receivable of $5.8 million as we primarily invoice our customers in advance and mostly for 12-month subscriptions, an increase in deferred commissions of $2.9 million, an increase in accounts payable and accrued expenses of $0.6 million, and an increase in prepaid expenses and other current assets of $0.2 million.
Investing activities
Net cash used in investing activities during the three months ended April 30, 2018 of $0.8 million was primarily attributable to purchases of property and equipment of $0.5 million and capitalized internal-use software development costs of $0.3 million.
Net cash provided by investing activities during the three months ended April 30, 2017 of $2.6 million was primarily attributable to proceeds from the maturities of investments of $4.6 million, which was partially offset by purchases of property and equipment of $1.3 million to support additional office space and headcount growth, and capitalized internal-use software development costs of $0.7 million.
Financing activities
Net cash used in financing activities during the three months ended April 30, 2018 of $0.1 million was primarily due to payments of deferred offering costs of $1.5 million and payments on principal of capital leases of $0.8 million, partially offset by $2.2 million in proceeds from the exercise of stock options.
Net cash provided by financing activities during the three months ended April 30, 2017 of $0.1 million was primarily due to $0.5 million in proceeds from the exercise of stock options, partially offset by payments on principal of a capital lease of $0.5 million.
Obligations and Other Commitments
During the three months ended April 30, 2018, there were no material changes in our contractual obligations and other commitments, as disclosed in the Prospectus.
For further information on our commitments and contingencies, refer to Note 13 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. There are no claims that we are aware of at this time that could have a material effect on our balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below.
The Company’s significant accounting policies are discussed in Note 2 in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on April 27, 2018. There have been no significant changes to these policies for the three months ended April 30, 2018.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $49.7 million as of April 30, 2018, of which $41.4 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
As of April 30, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, and Canadian and Australian dollar, as well as expenses denominated in the British Pound Sterling. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our chief executive officer and chief financial officer concluded that, as of April 30, 2018, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation efforts on previously identified material weakness
During the audit of our financial statements for the year ended January 31, 2017, a material weakness was identified in our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness that was identified related to a lack of sufficient accounting resources and personnel that limits our ability to adequately segregate duties, establish defined accounting policies and procedures, and perform timely reviews of account reconciliations.
We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of this material weakness, including the hiring of additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.
Inherent limitation on the effectiveness of internal control
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Business and Industry
It is difficult to predict our future operating results.
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks, and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $14.3 million and $7.2 million during the three months ended April 30, 2018 and 2017, respectively. As of April 30, 2018, we had an accumulated deficit of $121.0 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for collaborative work management platforms is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. Our competitors range in size from diversified global companies with significant research and development and marketing resources to smaller upstarts building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources.
Certain of our features compete with current or potential products and services offered by Asana, Atlassian, Planview, and Workfront. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that users have traditionally used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell access to our platform to potential customers with existing internal solutions, we must convince their internal stakeholders that our platform is superior to the solutions that the organization has previously adopted and deployed. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide software and intellectual property for free. If our competitors’ products or services become more accepted than our platform, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations and financial condition may be harmed.
We depend on our co-location data centers and computing infrastructure operated by third parties and any service outages, delays or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers primarily from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays and outages. Our co-location data centers and public cloud service providers may experience events such as natural disasters, fires, power loss, telecommunications failures, and similar events. Our co-location data centers or those of our public cloud providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time with our public cloud service providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.
We may also be affected by problems relating to our co-location data center providers, such as financial difficulties and bankruptcy. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. The occurrence of any such events or other unanticipated problems at these co-location data centers or with our public cloud service providers could result in lengthy interruptions, delays, and outages in our service or cause us to not comply with customer needs or our business requirements.
Further, the owners of our co-location data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements with these providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated for any reason, or if one of our co-location data center operators is acquired or ceases business, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Any errors, defects, disruptions or other performance problems with our platform could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.
If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce or stop using our platform and we may incur significant liabilities.
Our services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects. If any of these threats circumvented our or our service providers’ security measures, they could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, including sensitive and personal information, or could otherwise disrupt our or our customers’ business operations, which could lead to litigation, damage to our reputation, and could cause us to incur significant liabilities, including fines, penalties and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach.
We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, or destruction of our and our customers’ data, including sensitive and personal information.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures.
Further, not all of our customer and other agreements contain applicable limitation of liability provisions and we cannot assure that any such limitations of liability provisions in our customer and user agreements or other contracts would be enforceable or adequate, or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
If we are unable to attract new customers and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to predict customer demands and attract new customers. This may be particularly challenging where an organization is reluctant to try a cloud-based collaborative work management platform or has already invested significantly in an existing solution. If we fail to predict customer demands or attract new customers and maintain and expand those customer relationships, our revenue and business may be harmed.
Our future growth also depends upon expanding sales of our platform to, and renewing subscriptions with, existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers use our platform across their organization through new use cases and teams and purchase more subscriptions to our platform and our other premium solutions such as Connectors and Control Center. If our existing customers do not expand their use of our platform through their organization and purchase additional subscriptions or premium solutions, our revenue may grow more slowly than expected, may not grow at all, or may decline.

Additionally, increasing upsell to enterprise customers requires increasingly sophisticated and costly sales efforts targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers or upsells, and additional revenue. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, many of our subscriptions are sold for a one-year term. While many of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term and we cannot assure you that our customers will renew subscriptions with a similar contract period or the same or greater number of users. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our employee headcount and operations. For example, we grew from 274 employees to 870 employees from January 31, 2016 to April 30, 2018. Further, we opened our Boston office in 2017, our first office outside of our headquarters in Bellevue, Washington, which has grown to over 100 employees, and acquired a 7 person team in Edinburgh, Scotland. In addition, we have recently hired new senior members of management. We anticipate that we will continue to expand our operations and employee headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base, cost increases, inefficient and ineffective responses to customer needs, delays in developing and deploying new features, integrations or services, or other operational difficulties. Any of these difficulties could harm our business and operating results.
Our growth depends on being able to expand our sales force.
In order to increase our revenue and achieve profitability, we must increase the size of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel but we may not be successful in doing so.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales force may be new to our company and our platform, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business could be adversely affected.
Our quarterly operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business.

Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	our ability to attract new customers, including internationally;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers obtained through self-service on our website and sales-assisted channels;

•	customer renewal rates and the extent to which customers subscribe for additional users and products;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to hire, train, and maintain our sales force;

•	the length of the sales cycle;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	changes in our pricing policies or offerings or those of our competitors;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	timing and effectiveness of new sales and marketing initiatives;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network or service outages, Internet disruptions, security breaches or perceived security breaches, and the costs associated with responding to and addressing such failures or breaches;

•	changes in laws and regulations that affect our business, and any lawsuits or other proceedings involving us or our competitors;

•	changes in foreign currency exchange rates or adding additional currencies in which our sales are denominated; and

•	general economic, industry, and market conditions.
We derive substantially all of our revenue from a single offering.
We currently derive and expect to continue to derive substantially all of our revenue from our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological change, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.

As a substantial portion of our sales efforts are targeted at enterprise customers, our sales cycle may become longer and more expensive, we may encounter implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses and other organizations. In addition, to achieve acceptance of our platform by enterprise customers, we will need to engage with senior management as well and not just gain acceptance of our platform from knowledge workers, who are often the initial adopters of our platform. As a result, sales efforts targeted at enterprise customers involve greater costs, longer sales cycles, greater competition, and less predictability in completing some of our sales. In the large enterprise market, the customer’s decision to use our platform and services can sometimes be an enterprise-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platforms and services, as well as training and support. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, customer support, and professional services resources to these customers, resulting in increased costs, lengthened sales cycle, and diversion of our own sales and professional services resources to a smaller number of larger customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If our platform fails to perform properly, or if we are unable to scale our platform to meet the needs of our customers, our reputation could be harmed, our market share could decline and we could be subject to liability claims.
Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or interruptions in the availability of our platform, as well as user error, could result in:

•	loss or delayed market acceptance and sales;

•	breach of contract or warranty claims;

•	issuance of sales credits or refunds for prepaid amounts related to unused subscription fees for our platform;

•	termination of subscription agreements and loss of customers;

•	diversion of development and customer service resources; and

•	harm to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could harm our operating results.
Because of the large amount of data that we collect and manage, it is possible that hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability and performance of our platform and services could be diminished by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our platform. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required and continue to require us and providers of public cloud services to install software updates and patches to mitigate such vulnerabilities, sometimes causing servers to be offline or experience slowed performance. We may be required to issue credits or refunds for prepaid amounts related to unused fees or otherwise be liable to our customers for damages they may incur resulting from certain of these events. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service failures, such failure could interrupt our customers’ access to our platform, damage their perception of our applications’ reliability, and reduce our revenue. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be harmed and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. Our customers have occasionally experienced outages and latency issues during peak usage periods. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, we may be subject to liabilities and operating results may be harmed.
We have experienced significant growth in the number of users, projects, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and collaborators, as well as our own needs, and to ensure that our platform is accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead-time. If we do not accurately predict our infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits to customers, or result in other liabilities and customer losses. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence outside of the greater Seattle area, and developing the infrastructure associated with being a public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
The loss of one or more of our key personnel, or our failure to attract, integrate, and retain other highly qualified personnel, could harm our business.
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, and general and administrative functions. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several members of our senior management team, including our Chief Financial Officer, Senior Vice President of Product, Senior Vice President of Worldwide Field Operations and General Counsel were hired between 2016 and 2018.
We do not have employment agreements other than offer letters with any employee, including our senior management team, and we do not maintain key person life insurance for any employee. The loss of one or more members of our senior management team, especially our Chief Executive Officer, Mark P. Mader, or other key employees may be disruptive to our business.
In addition, our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area, where our headquarters is located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
Additionally, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees, alone or with our inducement, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may reduce our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
If we do not keep pace with technological changes, our platform may become less competitive and our business may suffer.
Our industry is marked by rapid technological developments and innovations, and evolving industry standards. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with rapid technological developments, our business could be harmed.
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes in Internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, and reduce our competitive advantage and harm our business.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have begun to establish relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in establishing or maintaining relationships with these providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us, change their features or platforms, restrict our access to their applications and platforms, or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.

Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from or the market positions of these partners generally, in relation to one another or to new competitors or technologies, could lead to losses in our relationships or customers, or a need to identify or transition to alternative channels for marketing our platform.
Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to adopt additional features and services and expand their number of users, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including, the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable and cost-effective platform; the perceived value of our platform; and our ability to provide a quality customer success experience.
Brand promotion activities require us to make substantial expenditures. To date, we have not made significant investments in the promotion of our brand and our ability to successfully promote our brand is uncertain. However, we anticipate that our expenditures on brand promotion will increase as our market expands and becomes more competitive. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
Our limited history with subscription and pricing models make it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our platform and services and, as a result, we have in the past, and expect in the future, that we will need to change our pricing model from time to time. As the market for our platform and services matures, or as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Pricing decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in new sales or renewals may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically one year. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. A decline in new or renewed subscriptions in any single quarter will likely only have a minor effect on our revenue for that quarter, and such a decline will reduce our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or customer retention rates, may not be fully reflected in our operating results until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers is recognized over the applicable subscription term. In addition, a significant majority of our costs are expensed as incurred, while subscription revenue is recognized over the life of the subscription period. Growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of our customer agreements.
We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $12.8 million and $6.5 million during the three months ended April 30, 2018 and 2017, respectively. We have made and expect to continue to make significant investments in development and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could lower our revenue and harm our business, results of operations, and financial condition.
Certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime requirements under our customer agreements, we may be contractually obligated to provide these affected customers with service credits which could significantly affect our revenue in the period in which the uptime failure occurs and the credits could be due. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service level failures could also damage our reputation, which would also affect our future revenue and operating results.
If we fail to offer high-quality customer support, our business and reputation may be harmed.
Our customers rely on our customer support organization to resolve issues with their use of our platform and to respond to customer inquiries relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and harm our operating results. In addition, our sales process is highly dependent on the ease of use of our platform, our business reputation, and positive recommendations from our existing customers. Any failure to maintain a high-quality customer success and support organization, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell to existing and prospective customers, and our business.
The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our platform.
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of, or failure to renew by, any of our key customers could have a significant effect on our revenue, reputation, and our ability to obtain new customers. In addition, acquisitions of our customers could lead to cancellation of such customers’ contracts, thereby reducing the number of our existing and potential customers.
Our platform uses third-party software and services that may be difficult to replace or cause errors or failures of our platform that could lead to a loss of customers or harm to our reputation and our operating results.
We license third-party software and depend on services from various third parties for use in our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our platform or cause our platform to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects, or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.
We will need to maintain our relationships with third-party software and service providers and to obtain software and services from such providers that do not contain errors or defects. Any failure to do so could adversely impact our ability to deliver our platform to our customers and could harm our operating results.
Our use of “open source” software could negatively affect our ability to offer and sell access to our platform and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform. Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation and could require us to make our software source code freely available, require us to devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a substantial majority of our revenue from customers in the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing our platform and services;

•	lack of or delayed acceptance of localized versions of our platform and services;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	the difficulty of, and burden and expense involved with, compliance with privacy, data protection, and information security laws, such as the General Data Protection Regulation, or the GDPR;

•	economic weakness or currency related crises;

•
the burden of complying with a wide variety of laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell access to our platform in certain foreign markets, and the risks and costs of non-compliance;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	political instability and security risks in the countries where we are doing business; and

•	our ability to maintain our relationship with resellers to distribute our platform internationally.
Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our software and services, and could have a material adverse effect on our business and results of operations.
Further, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, or in a timely manner, our business and results of operations will suffer.
The Company’s forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Changes in privacy laws, regulations, and standards may reduce the effectiveness of our platform and harm our business.
Our customers can use our platform to collect, use, share, and store personal or identifying information. National and local governments and agencies in the countries in which we and our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal or identifying information obtained from consumers and other individuals, which could reduce our ability to offer our platform and services in certain jurisdictions or our customers’ ability to deploy our platform globally. Privacy-related laws and regulations can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe. The costs of compliance with, and other burdens imposed by privacy laws, regulations, standards, and other obligations, may limit the use and adoption of our platform; reduce overall demand for our platform; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees fail to adhere to adequate data protection practices around the usage of our customers’ personal data, it may damage our reputation and brand.

For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. Since we, at times, process protected health information through our platform for certain customers, we are obligated to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data practices, any of which could harm our business, operating results, and financial condition.
Additionally, privacy laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, may be inconsistent among jurisdictions, and we expect these obligations to continue to evolve significantly. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance, penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. The European Union, or EU, and the United States agreed in 2016 to a framework for data transferred from the EU to the United States, called the Privacy Shield, but this framework has been challenged by private parties and may face additional challenges by national regulators or additional private parties. Additionally, in 2016 the EU adopted the General Data Protection Regulation, or GDPR, a regulation governing data privacy, which became effective May 25, 2018. The GDPR established requirements applicable to the handling of personal data and imposes penalties for non-compliance of up to 4% of worldwide revenue.
The costs of compliance with, and other burdens imposed by, privacy, data protection, and information security- related laws and regulations that are applicable to the businesses of our customers may reduce our or our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic and other personal information, which could limit the use, effectiveness, and adoption of our platform and reduce overall demand for our platform. If we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our platform, require us to modify or restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
Further, any changes we consider necessary or appropriate for compliance with privacy-related laws, regulations, standards, or other obligations, may not be able to be made in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our platform.
In addition to government regulation, privacy advocates and industry groups may establish or propose various new, additional, or different self-regulatory standards that may place additional burdens on us. Further, our customers may expect us to comply with more stringent privacy and data security requirements. If we are unable to meet any of these standards, it could reduce demand for our platform and harm our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and could have a negative impact on our business.
U.S. federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations could also require us to modify our platform in order to comply with these laws or regulations. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or reduce demand for Internet-based services and platforms such as ours.

We use email as part of our platform for communication and workflow management. Government regulations and evolving practices regarding the use of email could restrict our use of email. We also depend on the ability of Internet service providers, or ISPs, to prevent unsolicited bulk email, or “spam,” from overwhelming users’ inboxes. ISPs continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the functionalities of our platform. Any restrictions on our use of email would reduce user adoption of our platform and harm our business.
In addition, the use of the Internet and, in particular, the cloud-based solutions could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet has been adversely affected by “viruses,” “worms,” and similar malicious programs; businesses have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could diminish the overall attractiveness of, and demand for, our platform.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of April 30, 2018, we had ten issued patents in the United States that expire between 2019 and 2034, three issued patents internationally, as well as seven pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights in an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights.
Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third- party patents will not be asserted or prosecuted against us. In the future, others may claim that our platform and its underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology, platform, or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, implement expensive work-arounds, or require that we comply with other unfavorable terms.

We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our products, or refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are now subject to reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the rules subsequently implemented by the U.S. Securities and Exchange Commission, or SEC, the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. If we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
As a public company, it is more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.
In connection with the audit of our consolidated financial statements for the year ended January 31, 2017, our independent registered public accounting firm noted in its reports to our audit committee that there were a number of audit adjustments to our consolidated financial statements for the period under audit. We identified that the cause of the audit adjustments was a lack of qualified accounting and financial reporting personnel with an appropriate level of experience. Given that during the year ended January 31, 2017, we did not retain a sufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
During the fiscal year ended January 31, 2018 and the three months ended April 30, 2018, we added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. These may include claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, alleged securities law violations or other investor claims, and other matters. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
While our agreements with customers generally limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or called upon for indemnification protection. Although we carry general liability, and director and officer liability, insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. For instance, in December 2017, we completed our acquisition of Converse.AI, Inc., a company that provides intelligent natural language bots to support business process automation. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired technology, offerings, or personnel, or accurately forecast the financial effect of an acquisition transaction. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

•	diverting management time and focus from operating our business to acquisition integration;

•	disrupting our respective ongoing business operations;

•	customer and industry acceptance of the acquired company’s offerings;

•	our ability to implement or remediate the controls, procedures, and policies of the acquired company;

•	our ability to integrate acquired technologies in our own platform and technologies;

•	retaining and integrating acquired employees;

•	failing to maintain important business relationships and contracts;

•	failure to realize any anticipated synergies;

•	using cash that we may need in the future to operate our business or incurring debt on terms unfavorable to us or that we are unable to pay;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company;

•	impairment charges associated with goodwill and other acquired intangible assets; and

•	other unforeseen operating difficulties and expenditures.
Our limited experience acquiring companies increases these risks. Our failure to address these risks or other problems we encounter with our future acquisitions and investments could cause us to not realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business.
Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for which certain elements affected our accounting for revenue and costs incurred to acquire contracts. We have adopted Topic 606 using the full retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements.
We could be subject to additional sales tax or other tax liabilities.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect such transaction taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable or an exemption from such taxes applies. If we become subject to sales tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales taxes where we have not historically done so it could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
Further, an increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers to collect transaction taxes such as sales, consumption, value added, or similar taxes. If new laws are adopted in a jurisdiction where we do not collect such taxes, we may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were successfully to challenge our positions, our tax liability could increase substantially.
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
As of January 31, 2018, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $43.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes and in addition, may become subject to limitations in connection with this offering.
Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
Changes in tax laws or regulations could be enacted or existing tax laws or regulations could be applied to us or our customers in a manner that could increase the costs of our platform and services and harm our business.
Income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to products and services provided over the Internet. These enactments or amendments could reduce our sales activity due to the inherent cost increase the taxes would represent and ultimately harm our operating results and cash flows.
Additionally, any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. We currently have no accumulated foreign earnings; however, this could change on a go-forward basis because of the early stage of our international operations. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
The application of U.S. federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and harm our business.
Further, the Tax Cuts and Jobs Act, or TCJA, was recently enacted into law, bringing about a wide variety of potential changes to the U.S. tax system, particularly at the corporate level. Although the TCJA includes a provision for lower corporate income tax rates, these rate reductions could be offset by other changes intended to broaden the tax base, for example, by limiting the ability to deduct interest expense and net operating losses. We continue to examine the impact the TCJA may have on our business and financial results.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations.
In addition, we use various third parties to sell access to our platform and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our platform may be subject to U.S. export controls, and we incorporate encryption technology into certain features. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our platform, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our platform may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform or, in some cases, prevent the export of our platform to some countries altogether.
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We have made an initial voluntary self- disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to report these potential violations. We plan to submit a report of investigation and mitigation to OFAC describing the extent of the access from embargoed countries as well as the processes we implemented to prevent future access from embargoed countries. While these additional controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective. Although we do not expect this matter to have a material effect on our business, the maximum potential fine permitted under the regulations and costs related to this matter could be substantial.
Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell access to our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell access to our platform would likely adversely affect our business.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
We have funded our operations since inception primarily through equity financings, capital lease arrangements, subscription fees from our customers, and recently through our initial public offering. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Adverse economic and market conditions and reductions in productivity spending may harm our business.
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell subscriptions and professional services. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone area. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, and loss of critical data, all of which could harm our operating results.
Risks Relating to Ownership of our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering in April 2018 at a price of $15.00 per share, our stock price has ranged from $18.06 to $32.79, through June 8, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market or in the trading volume of our shares or the size of our public float;

•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new features, integrations or services that gain market acceptance;

•	actual or anticipated fluctuations in our revenue or other operating metrics;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	price and volume fluctuations in the overall stock market or in the trading volume of our shares or the size of our public float;

•	changes in accounting standards, policies, guidelines, interpretations, or principals;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	indemnity demands or lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market stand-off agreements; and

•	sales of additional shares of our Class A common stock by us or our shareholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
Sales of a substantial amount of our Class A common stock in the public markets may cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal shareholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. The 11,633,920 shares of our Class A common stock sold in our initial public offering, as well as an additional 1,745,088 shares related to the exercise of the over-allotment option, are freely tradable in the public market without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below. The remaining shares of our Class A common stock and Class B common stock are currently restricted from resale as a result of lock-up or market stand-off agreements described below.
In connection with our initial public offering, subject to certain exceptions, we, all of our directors and executive officers, and substantially all of our security holders, have entered into lock-up agreements with the underwriters or were subject to market stand-off agreements with us pursuant to which they agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of Class A common stock and Class B common stock for a period of 180 days from the date of our initial public offering.
When the applicable lock-up and market stand-off periods described above expire, we and our security holders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of April 30, 2018, we had options outstanding that, if fully exercised or settled, would result in the issuance of 15,455,842 shares of Class B common stock, and RSUs outstanding that, if fully settled, would result in the issuance of 200,000 shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
In addition, certain holders of our common stock are, subject to certain conditions, entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing shareholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% shareholders, and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our initial public offering , and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We cannot predict the impact our dual class structure may have on our stock price or our business.
We cannot predict whether our dual class structure, combined with the concentrated control of our shareholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public shareholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering; (3) the date on which we have issued more than$1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board;

•
being permitted to present only two years of audited consolidated financial statements in addition to any required unaudited interim consolidated financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We currently intend to take, and have taken, advantage of the available exemptions described above. . We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies, unless the company otherwise irrevocably elects not to avail itself of this exemption. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards. We may delay adopting applicable accounting standards, which may make comparison of our consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our share price or trading volume to decline.
We have broad discretion over the use of the net proceeds we received in our initial public offering and may not use them effectively.
We have broad discretion in the application of the net proceeds from our initial public offering in. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their previously or currently intended use. The failure by our senior management team to apply these funds effectively could harm our business, financial condition, results of operations, and prospects, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield to our shareholders. These investments may not yield a favorable return to our shareholders.
Provisions in our corporate charter documents and under Washington law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our restated articles of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

•	established a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	eliminated the ability of our shareholders to call special meetings of shareholders;

•	prohibit shareholder action by written consent unless the consent is unanimous, which requires all shareholder actions to be taken at a meeting of our shareholders;

•	established advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;

•	prohibit cumulative voting;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our shareholders;

•	require super-majority voting to amend some provisions in our amended and restated articles of incorporation and amended and restated bylaws; and

•	authorized the issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan, also known as a “poison pill.”
In addition, under Washington law, shareholders of public companies can act by written consent only by obtaining unanimous written consent. This limit on the ability of our shareholders to act by less than unanimous consent may lengthen the amount of time required to take shareholder action.
Moreover, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act, or WBCA, which prohibits a “target corporation” from engaging in any of a broad range of business combinations with any “acquiring person,” which is defined as a person or group of persons who beneficially owns 10% or more of the voting securities of the “target corporation,” for a period of five years following the date on which the shareholder became an “acquiring person.”
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our common stock. See the section titled “Description of Capital Stock.”
Our amended and restated articles of incorporation designate the federal and state courts located within the State of Washington as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
Our amended and restated articles of incorporation provide that, unless we consent in writing to an alternative forum, the federal and state courts located within the State of Washington, or Washington Courts, will be the sole and exclusive forum for any internal corporate proceedings (as defined in the WBCA), subject to such courts having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one that is vested in the exclusive jurisdiction of a court or forum other than in Washington Courts, or for which the Washington Courts do not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated articles of incorporation.
This choice of forum provision may limit our shareholders’ ability to bring a claim in a judicial forum that it finds favorable for internal corporate proceedings, which may discourage such lawsuits even though an action, if successful, might benefit our shareholders. Shareholders who do bring a claim in Washington Courts could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of

Washington. Washington Courts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. Alternatively, if a court were to find this provision of our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From February 1, 2018 through April 27, 2018, we issued the following securities:
1.    Options to employees, directors, consultants and other service providers to purchase an aggregate of 3,580,420 shares of Class B common stock upon the exercise of stock options under our 2015 Equity Incentive Plan, with a per share exercise price of $9.53, and an aggregate of 462,000 shares of Class A common stock upon the exercise of stock options under our 2018 Equity Incentive Plan, with a per share exercise price of $15.00.
2.    1,754,409 shares of Class B common stock to our employees, directors, consultants and other service providers upon exercise of options granted under our 2005 Stock Option/Restricted Stock Plan and 2015 Equity Incentive Plan, with purchase prices ranging from $0.04 to $5.28 per share, for an aggregate purchase price of $1,668,515.
3.     70,000 restricted stock units to directors to be settled in shares of Class A common stock under our 2018 Equity Incentive Plan.
Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds
On April 26, 2018, the Registration Statement on Form S-1 (File No. 333-223914) for our initial public offering of our common stock was declared effective by the SEC. The offering commenced on April 27, 2018 and did not terminate until the sale of all of the shares offered. Morgan Stanley, J.P. Morgan and Jefferies acted as lead book-running managers for the offering. RBC Capital Markets acted as joint bookrunner. Cannacord Genuity, William Blair and Suntrust Robinson Humphrey acted as co-managers. Shares of our common stock began trading on NYSE on April 27, 2018.
We registered an aggregate of 13,379,008 shares of our common stock (including 1,633,920 shares which were held by certain of our stockholders), including 1,745,088 shares registered to cover an over-allotment option. On May 1, 2018, we closed our initial public offering, in which we sold 11,745,088 shares of our Class A common stock and the selling stockholders sold 1,633,920 shares of our Class A common stock. The shares sold and issued in the IPO included the full exercise of the underwriters’ over-allotment option. The shares were sold at a public offering price of $15.00 per share for an aggregate gross offering price of approximately $200.7 million. We received net proceeds of $163.8 million after deducting underwriting discounts and commissions of $12.3 million but before deducting offering costs. We incurred offering expenses of approximately $3.2 million, of which $2.3 million had been paid as of April 30, 2018, and the remaining $0.9 million will be paid after April 30, 2018. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $160.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, on April 27, 2018.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation					X
3.2	Amended and Restated Bylaws					X
4.1	Form of Class A Common Stock Certificate	S-1/A	333-223914	4.1	April 16, 2018
10.1	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2	2015 Equity Incentive Plan, and form of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.3	2018 Equity Incentive Plan, and form of award agreements thereunder	S-1/A	333-223914	10.4	April 16, 2018
10.4	2018 Employee Stock Purchase Plan, and form of offering document	S-1/A	333-223914	10.5	April 16, 2018
10.5	Offer Letter by and between Smartsheet Inc. and Paul Porrini, dated February 19, 2018	S-1	333-223914	10.12	March 26, 2018
10.6	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2018

SMARTSHEET INC.

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 12, 2018