Form 10-Q
period 2018-07-31
SMARTSHEET INC
filed 2018-09-10
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of September 7, 2018, there were 102,755,944 shares of the registrant’s common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue
Subscription	$37,470	$23,796	$69,528	$44,171
Professional services	4,914	2,871	9,175	4,732
Total revenue	42,384	26,667	78,703	48,903
Cost of revenue
Subscription	4,588	3,433	8,824	6,422
Professional services	3,567	1,944	6,654	3,452
Total cost of revenue	8,155	5,377	15,478	9,874
Gross profit	34,229	21,290	63,225	39,029
Operating expenses
Research and development	14,412	12,588	27,257	19,096
Sales and marketing	24,255	17,367	46,639	32,116
General and administrative	8,524	14,046	15,322	17,725
Total operating expenses	47,191	44,001	89,218	68,937
Loss from operations	(12,962)	(22,711)	(25,993)	(29,908)
Interest income (expense) and other, net	749	(139)	(550)	(126)
Net loss before provision for income taxes	(12,213)	(22,850)	(26,543)	(30,034)
Provision for income taxes	88	—	88	—
Net loss	$(12,301)	$(22,850)	$(26,631)	$(30,034)
Deemed dividend	—	(4,558)	—	(4,558)
Net loss attributable to common shareholders	$(12,301)	$(27,408)	$(26,631)	$(34,592)
Net loss per share attributable to common shareholders, basic and diluted	$(0.12)	$(1.52)	$(0.43)	$(2.00)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	102,569	18,013	62,464	17,258
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	$(12,301)	$(22,850)	$(26,631)	$(30,034)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—	—	(1)
Comprehensive loss	$(12,301)	$(22,850)	$(26,631)	$(30,035)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	July 31, 2018	January 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$211,111	$58,158
Accounts receivable, net of allowances of $687 and $457 at July 31, 2018 and January 31, 2018, respectively	23,597	14,870
Prepaid expenses and other current assets	5,879	4,628
Total current assets	240,587	77,656
Long-term assets
Restricted cash	2,297	2,901
Deferred commissions	20,722	15,291
Property and equipment, net	19,750	17,237
Intangible assets, net	1,292	1,547
Goodwill	532	445
Other long-term assets	21	1,527
Total assets	$285,201	$116,604
Liabilities, convertible preferred stock, and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$2,721	$2,641
Accrued compensation and related benefits	16,442	13,253
Other accrued liabilities	5,125	3,061
Capital leases payable	3,711	2,833
Deferred revenue	76,024	57,102
Total current liabilities	104,023	78,890
Capital leases payable, non-current	3,890	3,713
Deferred revenue, non-current	133	179
Convertible preferred stock warrant liability	—	1,272
Other long-term liabilities	728	604
Total liabilities	108,774	84,658
Commitments and contingencies (Note 13)

Convertible preferred stock
Convertible preferred stock, no par value; no shares authorized, issued, or outstanding as of July 31, 2018; 67,756,647 shares authorized, 67,619,377 shares issued and outstanding with aggregate liquidation preference of $113,217 as of January 31, 2018	—	112,687
Shareholders’ equity (deficit):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Common stock, no par value; no shares authorized, issued, or outstanding as of July 31, 2018; 107,679,381 shares authorized, 20,280,741 shares issued and outstanding as of January 31, 2018	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 13,379,008 shares issued and outstanding as of July 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Class B common stock, no par value; 500,000,000 shares authorized, 89,273,987 shares issued and outstanding as of July 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Additional paid-in capital	309,690	25,892
Accumulated deficit	(133,263)	(106,633)
Total shareholders’ equity (deficit)	176,427	(80,741)
Total liabilities, convertible preferred stock and shareholders’ equity	$285,201	$116,604
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2018	2017
Cash flows from operating activities
Net loss	$(26,631)	$(30,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,940	16,536
Remeasurement of convertible preferred stock warrant liability	1,326	211
Depreciation of property and equipment	3,173	1,623
Amortization of deferred commission costs	4,452	1,925
Unrealized foreign currency (gain) loss	66	—
Gain/loss on disposal of assets	—	2
Amortization of intangible assets	255	6
Amortization of premiums, accretion of discounts, and gain on investments	—	26
Changes in operating assets and liabilities:
Accounts receivable	(8,747)	(7,042)
Prepaid expenses and other current assets	(1,767)	(918)
Other long-term assets	50	(16)
Accounts payable	597	614
Other accrued liabilities	1,825	1,725
Accrued compensation and related benefits	1,070	1,498
Deferred commissions	(9,882)	(6,073)
Other long-term liabilities	124	268
Deferred revenue	18,876	15,050
Net cash used in operating activities	(9,273)	(4,599)
Cash flows from investing activities
Purchases of property and equipment	(2,214)	(3,099)
Capitalized internal-use software development costs	(849)	(1,477)
Proceeds from sales of investments	—	900
Proceeds from maturity of investments	—	9,222
Proceeds from sale of computer equipment	—	1
Net cash provided by (used in) investing activities	(3,063)	5,547
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	163,844	—
Payments on principal of capital lease	(1,584)	(976)
Payments of deferred offering costs	(2,263)	—
Proceeds from issuance of convertible preferred stock	—	51,927
Proceeds from exercise of stock options	2,614	1,575
Proceeds from Employee Stock Purchase Plan	2,118	—
Net cash provided by financing activities	164,729	52,526
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(44)	—
Net increase in cash, cash equivalents, and restricted cash	152,349	53,474
Cash, cash equivalents, and restricted cash
Beginning of period	61,059	24,013
End of period	$213,408	$77,488

Supplemental disclosures
Cash paid for interest	$161	$150
Purchases of fixed assets under capital lease	2,639	789
Accrued purchases of property and equipment	362	257
Deemed dividends on convertible preferred stock	—	(4,558)
Deferred offering costs, accrued but not yet paid	340	—
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
Initial public offering
On May 1, 2018, we completed our initial public offering (“IPO”) in which we issued and sold 11,745,088 shares of Class A common stock, inclusive of the over-allotment, at a public offering price of $15.00 per share. We received net proceeds of $160.4 million after deducting underwriting discounts and commissions of $12.3 million and other issuance costs of $3.4 million. Immediately prior to the closing of our IPO, all shares of our convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock. In addition, we authorized for future issuance a total of 500 million shares of each Class A and Class B common stock, and 10 million shares of preferred stock.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2018, included in our final prospectus related to our IPO dated April 27, 2018 (“Prospectus”), filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, (“the Securities Act”).
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period, or for any future year.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; valuation of the Company’s share-based compensation, including the underlying deemed fair value of common stock (prior to the closing of the IPO); useful lives of property and

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

equipment, including useful lives of internal-use software development costs; calculation of allowance for doubtful accounts; inputs in revaluation of convertible preferred stock warrant (prior to the closing of the IPO); and valuation of deferred income tax assets and uncertain tax positions, among others.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Restricted cash
Restricted cash as of July 31, 2018 consisted of $1.8 million related to collateral for an irrevocable letter of credit (entered into during the six months ended July 31, 2018) for additional office space in Bellevue, and $0.5 million primarily related to security deposits for the Company’s Bellevue and Boston leases.
Restricted cash as of January 31, 2018 consisted of $2.4 million related to collateral for irrevocable letters of credit and $0.5 million related to security deposits. The letters of credit that were outstanding as of January 31, 2018 were still in effect as of July 31, 2018; however, the requirement to maintain $2.4 million in cash collateral for those letters of credit was removed during the six months ended July 31, 2018, and the restricted cash balance was reduced by this amount.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of July 31,
	2018	2017
Cash and cash equivalents	$211,111	$75,509
Restricted cash	2,297	1,979
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$213,408	$77,488
Deferred offering costs
Deferred offering costs of $3.4 million, primarily consisting of legal, accounting, and other fees related to the IPO, were offset against proceeds upon the closing of the IPO on May 1, 2018.
Convertible preferred stock warrant liability
The Company classified its warrant to purchase convertible preferred stock as a liability. The Company adjusted the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The convertible preferred stock warrant liability was included on the Company’s condensed consolidated balance sheets and its revaluation was recorded as an expense in interest income (expense) and other, net. Upon the closing of the IPO on May 1, 2018, the related warrant liability was reclassified to additional paid-in capital.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
At July 31, 2018, accounts receivable from our largest customer represented 11% of total accounts receivable, net of allowance for doubtful accounts. No individual customers represented more than 10% of accounts receivable as of January 31, 2018. No individual customers represented more than 10% of revenue for the three or six months ended July 31, 2018 and 2017.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016‑09”), which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified and provides the election to eliminate the estimate for forfeitures. The Company adopted this ASU effective February 1, 2018. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our condensed consolidated financial statements. The Company did not elect to eliminate the estimate for forfeitures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the consolidated financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted. The Company early adopted this ASU effective February 1, 2018, retrospectively applying the new guidance to the comparative period presented in our condensed consolidated statements of cash flows. As a result of the adoption of this ASU, because movements to and from cash and restricted cash are no longer shown separately on the condensed consolidated statements of cash flows, the Company’s cash provided from investing activities increased by $0.1 million for the six months ended July 31, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this guidance effective February 1, 2018 and will apply the new guidance when it evaluates goodwill for impairment during the three months ending October 31, 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance effective February 1, 2018. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases: Topic (842) (“ASU 2016-02”) and has modified the standard thereafter. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on February 1, 2019. The Company anticipates this standard will have a material impact on the Company’s financial position, primarily due to the office space operating leases, as the Company will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The Company continues to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or its cash flows, if any.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended July 31, 2018 and 2017, the Company recognized $27.8 million and $17.0 million of subscription revenue, respectively, and $1.3 million and $0.8 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2018 and 2017, respectively.
During the six months ended July 31, 2018 and 2017, the Company recognized $41.2 million and $23.8 million of subscription revenue, respectively, and $1.0 million and $0.5 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2018 and 2017, respectively.
As of July 31, 2018, the Company’s total deferred revenue balance was $76.2 million, of which $74.5 million represented deferred balances for subscription revenue and $1.7 million represented deferred balances for professional services revenue. Of total deferred revenue, $76.0 million is expected to be recognized as revenue over the next 12 months.
4. Deferred Commissions
Deferred commissions were $20.7 million as of July 31, 2018 and $15.3 million as of January 31, 2018.
Amortization expense for deferred commissions was $2.5 million and $1.1 million for the three months ended July 31, 2018 and 2017, respectively, and $4.5 million and $1.9 million for the six months ended July 31, 2018 and 2017, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents the calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$(12,301)	$(27,408)
Denominator:
Weighted-average common shares outstanding	102,569	18,013
Net loss per share, basic and diluted	$(0.12)	$(1.52)

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	Six Months Ended July 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$(26,631)	$(34,592)
Denominator:
Weighted-average common shares outstanding	62,464	17,258
Net loss per share, basic and diluted	$(0.43)	$(2.00)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	July 31,
	2018	2017
Convertible preferred shares (as converted)	—	68,420
Convertible preferred stock warrant	—	137
Shares subject to outstanding common stock awards	15,466	11,934
Shares issuable pursuant to the Employee Stock Purchase Plan	166	—
Total potentially dilutive shares	15,632	80,491
6. Investments
As of July 31, 2018 and January 31, 2018, the Company did not hold any available-for-sale investments.
7. Fair Value Measurements
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The lowest level of significant input determines the placement of the fair value measurement within the following hierarchical levels:

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands) as of:

	July 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$204,809	$—	$—	$204,809
Restricted cash:
Certificates of deposit	—	1,758	—	1,758
Total assets	$204,809	$1,758	$—	$206,567

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,702	$—	$—	$55,702

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,272	$1,272
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value table above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable.
At April 30, 2018, we transferred $2.6 million related to the Company’s Series C convertible preferred stock warrant out of our Level 3 liabilities and into our Level 2 liabilities. The Series C convertible preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrant, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable input used in the fair value measurement of the Series C convertible preferred stock warrant liability as of January 31, 2018 was the fair value of the underlying stock at the valuation date. On April 27, 2018, the right to convert the preferred stock warrant was contingently exercised by the holder and settlement occurred with the closing of the IPO on May 1, 2018. As of April 30, 2018, the underlying stock price and term were observable and the instrument was therefore transferred to a Level 2 classification category prior to being extinguished on May 1, 2018. There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the six months ended July 31, 2018.
Changes in fair value of our level 3 financial liabilities were as follows (in thousands):

Balance as of January 31, 2018	$1,272
Increase in fair value of convertible preferred stock warrant	1,326
Transfer out of Level 3	(2,598)
Balance as of July 31, 2018	$—
8. Goodwill and Net Intangible Assets
On December 28, 2017, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of Converse.AI, Inc. (“Converse.AI”) in an all cash transaction. As a result of this acquisition, the Company recorded goodwill of $0.5 million (inclusive of a measurement period adjustment of $0.1 million) and identifiable intangible assets of $1.4 million.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the components of net intangible assets (in thousands) as of:

	July 31,	January 31,
	2018	2018

Acquired software technology	$1,366	$1,366
Acquired customer relationships	70	70
Patents	170	170
Domain name	13	13
Total intangible assets	1,619	1,619
Less: accumulated amortization	(327)	(72)
Total intangible assets, net	$1,292	$1,547
Amortization expense was $128 thousand and $3 thousand for the three months ended July 31, 2018 and 2017, respectively, and $255 thousand and $6 thousand for the six months ended July 31, 2018 and 2017, respectively.
9. Convertible Preferred Stock
As of January 31, 2018, convertible preferred stock was as follows:

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
Immediately prior to the closing of the IPO on May 1, 2018, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock. There was no convertible preferred stock outstanding at July 31, 2018.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

10. Convertible Preferred Stock Warrant
In 2011, the Company issued a warrant to purchase 137,270 shares of Series C convertible preferred stock in connection with a loan and security agreement with Silicon Valley Bank (“SVB”). The warrant had a 10-year term and an exercise price of $0.29139 per share.
The fair value was determined using the Black-Scholes model and was $1.3 million as of January 31, 2018. This warrant was subject to remeasurement at each reporting period resulting in fair value of $2.6 million as of April 30, 2018 and the corresponding charge to Interest income (expense) and other, net of $1.3 million for the three months ended April 30, 2018.
On April 27, 2018, SVB contingently exercised its right to convert the preferred stock warrant in a “net exercise,” under which the number of issuable shares was reduced by the number of shares with an aggregate fair market value equal to the exercise price of the warrant, resulting in 2,667 shares surrendered and 134,603 shares offered in the IPO. The exercise and settlement of the underlying shares were conditional and were not executed until the closing of the IPO on May 1, 2018. There were no convertible preferred stock warrants outstanding at July 31, 2018.
11. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
As of July 31, 2018 and January 31, 2018, an aggregate of 0 and 296,178, respectively, shares of common stock were available for issuance under the 2015 Plan. As of July 31, 2018 and January 31, 2018, an aggregate of 7,611,804 and 0, respectively, shares of common stock were available for issuance under the 2018 Plan.
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
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of subscription revenue	$84	$62	$118	$71
Cost of professional services revenue	150	20	197	32
Research and development	1,378	5,259	2,043	5,407
Sales and marketing	1,370	772	1,884	970
General and administrative	1,116	9,878	1,698	10,056
Total share-based compensation	$4,098	$15,991	$5,940	$16,536
In the three months ended July 31, 2017, subsequent to the sale of the Company’s Series F convertible preferred stock, the Company facilitated a tender offer (the “2017 Tender Offer”) in which certain of the Company’s current and former employees and directors sold shares of common and convertible preferred stock to other existing shareholders. The sale of shares by the employees, directors, and other shareholders was facilitated by the Company.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

A total of 6,477,843 shares of common and convertible preferred stock were tendered for a total purchase price of $55.0 million.
The premium over the fair value of the shares of common and convertible preferred stock that was paid by existing investors to current employees and directors, totaling $15.5 million, was recorded as share-based compensation expense for the three months ended July 31, 2017. The excess over the fair value of the sale price of the shares of common and convertible preferred stock sold by non-employees, totaling $4.6 million, was recorded as a deemed dividend within additional paid-in capital in the three months ended July 31, 2017.
Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows (in thousands):

Three Months Ended July 31,
2017
Cost of subscription revenue	$53
Cost of professional services revenue	9
Research and development	5,124
Sales and marketing	583
General and administrative	9,701
Total share-based compensation expense	$15,470

Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2018	13,355,439	$2.91
Granted	4,208,170	10.68
Exercised and awarded	(2,012,831)	1.07
Forfeited or canceled	(354,956)	6.20
Outstanding at July 31, 2018	15,195,822	5.23
Exercisable at July 31, 2018	5,355,806	2.30

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2018:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2018	130,000	$9.45
Granted	139,933	20.66
Vested	—	—
Forfeited or canceled	—	—
Outstanding at July 31, 2018	269,933	15.26

2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases are accomplished through participation in discrete offering periods. The first offering and purchase period began on April 27, 2018 and will end on September 24, 2018 (or such other date determined by our board of directors or our compensation committee).
Under our ESPP, eligible employees are able to acquire shares of our common stock by accumulating funds through payroll deductions. Our employees generally are eligible to participate in our ESPP if they are employed by us for at least 20 hours per week and more than five months in a calendar year. Employees who are 5% shareholders, or would become 5% shareholders as a result of their participation in our ESPP, are ineligible to participate in our ESPP. We may impose additional restrictions on eligibility. Our eligible employees are able to select a rate of payroll deduction between 1% and 15% of their compensation. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period. No participant has the right to purchase shares of our common stock in an amount, when aggregated with purchase rights under all of our employee stock purchase plans that are also in effect in the same calendar year(s), that has a cumulative fair market value of more than $25,000, determined as of the first day of the applicable purchase period, for each calendar year in which that right is outstanding. In addition, no participant is permitted to purchase more than 2,500 shares during any one purchase period or such lesser amount determined by our compensation committee or our board of directors. An employee’s participation automatically ends upon termination of employment for any reason.
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
As of July 31, 2018, $2.1 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in Accrued compensation and related benefits.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal and state deferred tax assets and non-deductible share-based compensation.
The Company recorded a provision for income taxes of $0.1 million for the three and six months ended July 31, 2018, primarily attributable to income taxes in foreign jurisdictions and state income taxes. The Company did not record a provision for income taxes for the three or six months ended July 31, 2017.
13. Commitments and Contingencies
Leases
The Company has operating lease agreements for office spaces in Bellevue and Boston. The Bellevue lease agreements have various expiration dates through October 2026, and the Boston lease agreements end in July 2025. Rent expense and related operating expenses for leased areas totaled $1.7 million and $1.3 million for the three months ended July 31, 2018 and 2017, respectively, and $3.2 million and $2.2 million for the six months ended July 31, 2018 and 2017, respectively.
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
During the three months ended July 31, 2018, the Company entered into four capital lease agreements for data center equipment, which totaled $2.6 million, including taxes. The effective interest rates on the leases range from 4.8% to 5.5%, each paid over 36 months.
As of July 31, 2018, future minimum annual lease payments (in thousands) related to the lease agreements mentioned above were as follows:

	Operating Leases	Capital Leases	Total
Remainder of 2019	$3,286	$1,871	$5,157
2020	8,647	4,062	12,709
2021	9,253	1,776	11,029
2022	9,489	463	9,952
2023	9,733	—	9,733
Thereafter	22,903	—	22,903
Total minimum lease payments	$63,311	$8,172	$71,483
Less: amount representing maintenance and support costs		$(130)
Net minimum lease payments		8,042
Less: amount representing interest		(441)
Present value of minimum lease payments		$7,601

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

As of July 31, 2018 and January 31, 2018, we had collateralized letters of credit totaling $1.8 million and $2.4 million, respectively, related to the Company’s Bellevue and Boston leases, and $0.5 million and $0.5 million, respectively, related to security deposits for the Company’s leases. The amounts will decrease to $0 over the lease periods.
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
14. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

United States	$31,807	$19,550	$58,946	$35,514
EMEA	5,289	3,520	9,772	6,609
Asia Pacific	3,131	2,141	5,949	4,053
Americas other than the United States	2,157	1,456	4,036	2,727
Total	$42,384	$26,667	$78,703	$48,903
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of July 31, 2018 and January 31, 2018, there was no significant property and equipment owned by the Company outside of the United States.
15. Subsequent Events
The Company has evaluated subsequent events through September 10, 2018.

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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three subscription levels: Individual, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer Control Center, which enables customers to implement solutions for a specific use case for large scale projects or initiatives. Professional services are offered to help customers create and administer solutions for specific use cases.
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

	As of July 31,
	2018	2017
Domain-based customers	76,693	71,021
Average annualized contract value per domain-based customer	$2,002	$1,346
Dollar-based net retention rate for all customers (trailing 12 months)	131%	126%
Number of domain-based customers
We define domain-based customers as organizations with a unique email domain name such as @cisco and @paypal. All other customers, which we designate as ISP customers, are typically small teams or individuals who register for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
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
Professional services revenue
Professional services revenue includes primarily fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, with some smaller engagements being provided for a fixed fee. We recognize revenue for our consulting services as those services are delivered. Our training services are delivered either remotely or at the customer site. Training services are charged for on a fixed-fee basis and we recognize revenue as the training program is delivered. Our consulting and training services are generally considered to be distinct, for accounting purposes, and we recognize revenue as services are performed or upon completion of work.
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of employee-related costs such as salaries, wages, and related benefits; expenses related to hosting our services and providing support, including third-party hosting fees; payment processing fees; software and maintenance costs; costs of Connectors between Smartsheet and third-party applications; and allocated overhead.

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
We are incurring additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.

Other income (expense), net
Other income (expense), net consists of interest income from our investment holdings, interest expense associated with our capital leases, foreign exchange gains and losses, and expenses resulting from the revaluation of our convertible preferred stock warrant liability.
Provision for income taxes
Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
2017 Tender Offer
During the three months ended July 31, 2017, we facilitated a tender offer, or the 2017 Tender Offer, in which our current and former employees and directors were able to sell a portion of their vested shares of common stock to certain existing investors. We recorded share-based compensation expense for the amount paid by our existing investors to our current and former employees and directors in excess of the estimated fair value of our common stock. That total amount resulted in $15.5 million incremental expense for the three months ended July 31, 2017, of which $0.1 million was recorded to cost of revenue, $5.1 million was recorded to research and development expense, $0.6 million was recorded to sales and marketing expense, and $9.7 million was recorded to general and administrative expense. In addition, the excess over the estimated fair value of the sale price of the common and convertible preferred stock sold by non-employees, totaling $4.6 million, was recorded as a deemed dividend within additional paid-in capital. Our quarterly trends in total operating expenses, operating loss, and net loss, were significantly impacted by this transaction which took place and was completed during the three months ended July 31, 2017.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Revenue
Subscription	$37,470	$23,796	$69,528	$44,171
Professional services	4,914	2,871	9,175	4,732
Total revenue	42,384	26,667	78,703	48,903
Cost of revenue
Subscription(1)	4,588	3,433	8,824	6,422
Professional services(1)	3,567	1,944	6,654	3,452
Total cost of revenue	8,155	5,377	15,478	9,874
Gross profit	34,229	21,290	63,225	39,029
Operating expenses
Research and development(1)	14,412	12,588	27,257	19,096
Sales and marketing(1)	24,255	17,367	46,639	32,116
General and administrative(1)	8,524	14,046	15,322	17,725
Total operating expenses	47,191	44,001	89,218	68,937
Loss from operations	(12,962)	(22,711)	(25,993)	(29,908)
Interest expense and other, net	749	(139)	(550)	(126)
Net loss before provision (benefit) for income taxes	(12,213)	(22,850)	(26,543)	(30,034)
Provision (benefit) for income taxes	88	—	88	—
Net loss	$(12,301)	$(22,850)	$(26,631)	$(30,034)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Cost of subscription revenue	$84	$62	$118	$71
Cost of professional services revenue	150	20	197	32
Research and development	1,378	5,259	2,043	5,407
Sales and marketing	1,370	772	1,884	970
General and administrative	1,116	9,878	1,698	10,056
Total share-based compensation expense	$4,098	$15,991	$5,940	$16,536

Amounts also include share-based compensation expense related to the 2017 Tender Offer as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
Cost of subscription revenue	$—	$53	$—	$53
Cost of professional services revenue	—	9	—	9
Research and development	—	5,124	—	5,124
Sales and marketing	—	583	—	583
General and administrative	—	9,701	—	9,701
Total share-based compensation expense	$—	$15,470	$—	$15,470

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Revenue
Subscription	88%	89%	88%	90%
Professional services	12	11	12	10
Total revenue	100	100	100	100
Cost of revenue
Subscription	11	13	11	13
Professional services	8	7	8	7
Total cost of revenue	19	20	20	20
Gross profit	81	80	80	80
Operating expenses
Research and development	34	47	35	39
Sales and marketing	57	65	59	66
General and administrative	20	53	19	36
Total operating expenses	111	165	113	141
Loss from operations	(31)	(85)	(33)	(61)
Interest expense and other, net	2	(1)	(1)	—
Net loss before provision (benefit) for income taxes	(29)	(86)	(34)	(61)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(29)%	(86)%	(34)%	(61)%

Comparison of the three months ended July 31, 2018 and 2017
Revenue

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$37,470	$23,796	$13,674	57%
Professional services	4,914	2,871	2,043	71%
Total revenue	$42,384	$26,667	$15,717	59%
Percentage of total revenue
Subscription revenue	88%	89%
Professional services revenue	12%	11%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 131% for the trailing 12-month period ended July 31, 2018, closely followed by contributions from new customers, as evidenced by the 8% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$4,588	$3,433	$1,155	34%
Professional services	3,567	1,944	1,623	83%
Total cost of revenue	$8,155	$5,377	$2,778	52%
Gross profit	$34,229	$21,290	$12,939	61%
Gross margin
Subscription	88%	86%
Professional services	27%	32%
Total gross margin	81%	80%
Cost of subscription revenue increased $1.2 million, or 34%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $0.7 million in employee-related expenses due to increased headcount, an increase of $0.2 million in data center and hosting-related costs, and an increase of $0.1 million in each of the following: credit card processing fees, cost of software subscriptions, and amortization of acquisition related intangibles.
Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale.
Cost of professional services increased $1.6 million, or 83%, for the three months ended July 31, 2018 compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $1.3 million in employee-related expenses, of which $0.1 million related to share-based compensation expenses, as we continued to grow our professional services offerings and workforce, an increase of $0.1 million in allocated overhead costs, an increase of $0.1 million in costs of outside services associated with supplementing our internal staff, and an increase of $0.1 million in training costs and billable expenses.
Our gross margin for professional services declined as we expanded our team to support increasing demand.
Operating expenses
Research and development expenses

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$14,412	$12,588	$1,824	14%
Percentage of total revenue	34%	47%
Research and development expenses increased $1.8 million, or 14%, for the three months ended July 31, 2018 as compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $0.6 million in employee-related expenses due to increased headcount, of which $1.2 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $5.1 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $0.6 million for software subscription services, an increase of $0.3 million for allocated overhead, and an increase of $0.2 million for fees to external parties used to supplement our internal workforce.
Sales and marketing expenses

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$24,255	$17,367	$6,888	40%
Percentage of total revenue	57%	65%
Sales and marketing expenses increased $6.9 million, or 40%, for the three months ended July 31, 2018 as compared to the three months ended July 31, 2017. The increase was primarily due to an increase of $6.2 million in employee-related expenses due to increased headcount, of which $1.2 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $0.6 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase in marketing costs of $0.3 million, an increase in travel-related expenses of $0.3 million, and an increase of $0.3 million in allocated overhead. These increases were partially offset by a decrease of $0.3 million in recruiting and other professional fees.
General and administrative expenses

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$8,524	$14,046	$(5,522)	(39)%
Percentage of total revenue	20%	53%
General and administrative expenses decreased $5.5 million, or 39%, for the three months ended July 31, 2018 as compared to the three months ended July 31, 2017. The decrease was primarily due to a net decrease of $6.3 million in employee-related expenses, of which $0.9 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $9.7 million decrease as a result of the 2017 Tender Offer. This decrease was partially offset by an increase in software subscription services of $0.3 million, an increase in allocated overhead costs of $0.2 million, an increase in costs associated with professional services and fees of $0.1 million, and an increase of $0.1 million in costs associated with taxes, licenses and insurance.
Interest income (expense) and other, net

	Three Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$749	$(139)	$888	N/A
Percentage of total revenue	2%	(1)%
Interest income (expense) and other, net changed from a net expense of $0.1 million for the three months ended July 31, 2017 to a net income of $0.7 million for the three months ended July 31, 2018. The change was primarily driven by a favorable increase of $0.8 million in interest income and a favorable decrease in convertible preferred stock warrant expense of $0.2 million. These were partially offset by an unfavorable net change of $0.1 million in foreign currency related gains and losses.
Comparison of the six months ended July 31, 2018 and 2017
Revenue

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$69,528	$44,171	$25,357	57%
Professional services	9,175	4,732	4,443	94%
Total revenue	$78,703	$48,903	$29,800	61%
Percentage of total revenue
Subscription revenue	88%	90%
Professional services revenue	12%	10%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 131% for the trailing 12-month period ended July 31, 2018, closely followed by contributions from new customers, as evidenced by the 8% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$8,824	$6,422	$2,402	37%
Professional services	6,654	3,452	3,202	93%
Total cost of revenue	$15,478	$9,874	$5,604	57%
Gross profit	$63,225	$39,029	$24,196	62%
Gross margin
Subscription	87%	85%
Professional services	27%	27%
Total gross margin	80%	80%
Cost of subscription revenue increased $2.4 million, or 37%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The change was primarily due to an increase of $1.4 million in employee-related expenses due to higher headcount, an increase of $0.3 million in credit card processing fees, an increase of $0.2 million in amortization of acquisition related intangibles, an increase of $0.2 million in cost of software subscriptions, and an increase of $0.1 million in each of the following: data center and hosting-related costs, costs of delivering Connectors to third-party applications, and allocated overhead costs.
Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale.
Cost of professional services increased $3.2 million, or 93%, for the six months ended July 31, 2018 compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $2.7 million in employee-related expenses, of which $0.2 million related to share-based compensation expenses, as we continued to grow our professional services offerings and workforce, an increase of $0.2 million in allocated overhead costs, an increase of $0.2 million in costs of outside services utilized to supplement our internal staff, and an increase of $0.1 million in training costs and billable expenses.
Our gross margin for professional services was 27% for the six months ended July 31, 2018 and the six months ended July 31, 2017. We expect our gross margin for professional services to decline in the future as we expand our team to support increasing demand.
Operating expenses
Research and development expenses

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$27,257	$19,096	$8,161	43%
Percentage of total revenue	35%	39%
Research and development expenses increased $8.2 million, or 43%, for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $5.0 million in employee-related expenses due to increased headcount, of which $1.8 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $5.1 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $1.4 million for fees to external parties used to supplement our internal workforce, an increase of $1.2 million for software subscription services, an increase of $0.4 million for allocated overhead, and an increase of $0.2 million in travel-related expenses.
Sales and marketing expenses

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$46,639	$32,116	$14,523	45%
Percentage of total revenue	59%	66%
Sales and marketing expenses increased $14.5 million, or 45%, for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017. The increase was primarily due to an increase of $12.6 million in employee-related expenses due to increased headcount, of which $1.5 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $0.6 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase in travel-related expenses of $0.9 million, an increase in marketing costs of $0.7 million, and an increase of $0.7 million in allocated overhead. These increases were partially offset by a decrease of $0.2 million in professional services and fees, and a decrease of $0.2 million in software subscription services.
General and administrative expenses

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$15,322	$17,725	$(2,403)	(14)%
Percentage of total revenue	19%	36%
General and administrative expenses decreased $2.4 million, or 14%, for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017. The decrease was primarily due to a net decrease of $3.7 million in employee-related expenses, driven by a $9.7 million decrease as a result of the 2017 Tender Offer, and partially offset by a $1.3 million increase in non-Tender Offer share-based compensation expenses. In addition, costs associated with taxes, licenses, and insurance decreased $0.2 million. These decreases were partially offset by an increase in costs associated with professional services and fees of $0.7 million, an increase in software subscription services of $0.4 million, an increase in allocated overhead costs of $0.3 million, and an increase of $0.1 million in travel-related expenses.
Interest income (expense) and other, net

	Six Months Ended July 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$(550)	$(126)	$(424)	337%
Percentage of total revenue	(1)%	—%
Interest income (expense) and other, net increased $0.4 million, or 337%, for the six months ended July 31, 2018 as compared to the six months ended July 31, 2017. The increase was primarily driven by an increase of $1.1 million in convertible preferred stock warrant expense and an unfavorable net change of $0.2 million in foreign currency related gains and losses. These unfavorable increases were partially offset by a favorable increase in interest income of $0.9 million.

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

Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense and amortization of acquisition related intangible assets. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Gross profit	$34,229	$21,290	$63,225	$39,029
Add:
Share-based compensation expense(1)	234	82	315	103
Amortization of acquisition-related intangible assets	114	—	228	—
Non-GAAP gross profit	$34,577	$21,372	$63,768	$39,132

Gross margin	81%	80%	80%	80%
Non-GAAP gross margin	82%	80%	81%	80%

(1)	Prior year amounts include share-based compensation expense related to the 2017 Tender Offer.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Loss from operations	$(12,962)	$(22,711)	$(25,993)	$(29,908)
Add:
Share-based compensation expense(1)	4,098	15,991	5,940	16,536
Amortization of acquisition-related intangible assets	120	—	240	—
One-time costs of acquisition	10	—	57	—
Non-GAAP operating loss	$(8,734)	$(6,720)	$(19,756)	$(13,372)

Operating margin	(31)%	(85)%	(33)%	(61)%
Non-GAAP operating margin	(21)%	(25)%	(25)%	(27)%

(1)	Prior year amounts include share-based compensation expense related to the 2017 Tender Offer.

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and payments on capital lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures, payments on capital lease obligations and changes in working capital. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,119)	$652	$(9,273)	$(4,599)
Less:
Purchases of property and equipment(1)	(2,253)	(2,562)	(3,063)	(4,576)
Payments on capital lease obligations	(825)	(491)	(1,584)	(976)
Free cash flow	$(4,197)	$(2,401)	$(13,920)	$(10,151)

(1)	Includes amounts related to capitalized internal-use software development costs.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Total revenue	$42,384	$26,667	$78,703	$48,903
Add:
Deferred revenue (end of period)	76,157	47,762	76,157	47,762
Less:
Deferred revenue (beginning of period)	66,341	40,812	57,281	32,712
Calculated billings	$52,200	$33,617	$97,579	$63,953

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	102,569	18,013	62,464	17,258
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	67,192	33,673	64,710
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	102,569	85,205	96,137	81,968

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition related intangible assets, one-time costs of acquisition, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(dollars in thousands)
Net loss	$(12,301)	$(22,850)	$(26,631)	$(30,034)
Add:
Share-based compensation expense(1)	4,098	15,991	5,940	16,536
Amortization of acquisition-related intangible assets	120	—	240	—
One-time costs of acquisition	10	—	57	—
Remeasurement of convertible preferred stock warrant liability	—	211	1,326	211
Non-GAAP net loss	$(8,073)	$(6,648)	$(19,068)	$(13,287)

(1)	Prior year amounts include share-based compensation expense related to the 2017 Tender Offer.

Liquidity and Capital Resources
As of July 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $211.1 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

We have financed our operations primarily through payments received from customers for subscriptions, professional services and capitalized leases, as well as the net proceeds we received through private sales of equity securities. On May 1, 2018, upon the closing of the IPO, we received net proceeds of $160.4 million after deducting underwriting discounts and commissions of $12.3 million and other issuance costs of $3.4 million.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2018, we had deferred revenue of $76.2 million, of which $76.0 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all other revenue recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2018	2017

Net cash used in operating activities	$(9,273)	$(4,599)
Net cash provided by (used in) investing activities	(3,063)	5,547
Net cash provided by financing activities	164,729	52,526
Effects of foreign exchange on cash and cash equivalents	(44)	—
Net increase in cash and cash equivalents	$152,349	$53,474
Operating activities
Our largest sources of operating cash are cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and sales and marketing expenses. Historically, we have generated negative cash flows from operating activities during most fiscal years, and have supplemented working capital requirements through net proceeds from the private sales and a public sale of equity securities.
During the six months ended July 31, 2018, net cash used in operating activities was $9.3 million, driven by our net loss of $26.6 million, adjusted for non-cash charges of $15.2 million, and net cash inflows of $2.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $18.9 million, an increase in deferred commissions of $9.9 million, an increase in accounts receivable of $8.7 million, an increase in accounts payable and accrued expenses of

$3.5 million, an increase in prepaid expenses and other current assets of $1.8 million, and an increase in other long-term liabilities of $0.1 million.
During the six months ended July 31, 2017, net cash used in operating activities was $4.6 million, driven by our net loss of $30.0 million, adjusted for non-cash charges of $20.3 million, and net cash inflows of $5.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, and depreciation of property and equipment. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $15.1 million, an increase in accounts receivable of $7.0 million, an increase in deferred commissions of $6.1 million, an increase in accounts payable and accrued expenses of $3.8 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in other long-term liabilities of $0.3 million.
Investing activities
Net cash used in investing activities during the six months ended July 31, 2018 of $3.1 million was primarily attributable to purchases of property and equipment of $2.2 million and capitalized internal-use software development costs of $0.8 million.
Net cash provided by investing activities during the six months ended July 31, 2017 of $5.5 million was primarily attributable to proceeds from the maturities and sales of investments of $9.2 million and $0.9 million, respectively, which were partially offset by purchases of property and equipment of $3.1 million, and capitalized internal-use software development costs of $1.5 million.
Financing activities
Net cash provided by financing activities during the six months ended July 31, 2018 of $164.7 million was primarily due to $163.8 million in proceeds from the initial public offering, net of underwriters’ discounts and commissions, $2.6 million in proceeds from the exercise of stock options, and $2.1 million in proceeds from our Employee Stock Purchase Plan. These proceeds were partially offset by payments of deferred offering costs of $2.3 million and payments on principal of capital leases of $1.6 million.
Net cash provided by financing activities during the six months ended July 31, 2017 of $52.5 million was primarily due to $51.9 million in proceeds from the issuance of convertible preferred stock and $1.6 million in proceeds from the exercise of stock options, partially offset by payments on principal of a capital lease of $1.0 million.
Obligations and Other Commitments
During the six months ended July 31, 2018, there were no material changes in our contractual obligations and other commitments, as disclosed in the Prospectus.
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

Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
The Company’s significant accounting policies are discussed in Note 2 in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, on April 27, 2018. There have been no significant changes to these policies for the six months ended July 31, 2018.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $211.1 million as of July 31, 2018, of which $204.8 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, and Canadian and Australian dollar, as well as expenses denominated in the British Pound Sterling. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our chief executive officer and chief financial officer concluded that, as of July 31, 2018, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.
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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $12.3 million and $27.4 million during the three months ended July 31, 2018 and 2017, respectively, and net losses attributable to common shareholders of $26.6 million and $34.6 million during the six months ended July 31, 2018 and 2017, respectively. As of July 31, 2018, we had an accumulated deficit of $133.3 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Certain of our features compete with current or potential products and services offered by Asana, Atlassian, Planview, and Workfront. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell access to our platform to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that the organization has previously adopted and deployed. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future.

Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide software and intellectual property for free. If our competitors’ products or services become more accepted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations and financial condition may be harmed.
We depend on our co-location data centers and computing infrastructure operated by third parties and any service outages, delays or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers primarily from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays and outages. Our co-location data centers and public cloud service providers may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. Our co-location data centers or those of our public cloud providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time with our public cloud service providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.
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
We engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss, or destruction of our and our customers’ data, including sensitive and personal information.
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
Our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to predict customer demands and to attract new customers. This may be particularly challenging where an organization is reluctant to try a cloud-based collaborative work management platform or has already invested significantly in an existing solution. If we fail to predict customer demands or attract new customers and maintain and expand those customer relationships, our revenue and business may be harmed.
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
We have recently experienced a period of rapid growth in our employee headcount and operations. For example, we grew from 274 employees to 944 employees from January 31, 2016 to July 31, 2018. Further, we opened our Boston office in 2017, our first office outside of our headquarters in Bellevue, Washington, which has grown to over 150 employees, and acquired a small team in Edinburgh, Scotland that has grown to 14 employees. In addition, we have recently hired new senior members of management. We anticipate that we will continue to expand our operations and employee headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base, cost increases, inefficient and ineffective responses to customer needs, delays in developing and deploying new features, integrations or services, or other operational difficulties. Any of these difficulties could harm our business and operating results.
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

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;

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
Our platform is inherently complex and may contain material defects or errors. Any defects in functionality or interruptions in the availability of our platform, or user error, could result in:

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
Because of the large amount of data that we collect and manage, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform and services could be diminished by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches, or variability in user traffic for our platform. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required and continue to require us and providers of public cloud services to install software updates and patches to mitigate such vulnerabilities, sometimes causing servers to be offline or experience slowed performance. We may be required to issue credits or refunds for prepaid amounts related to unused fees or otherwise be liable to our customers for damages they may incur resulting from certain of these events. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service failures, such failure could interrupt our customers’ access to our platform, damage their perception of our applications’ reliability, and reduce our revenue. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be harmed and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. Our customers have occasionally experienced outages and latency issues during peak usage periods. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
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
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, and general and administrative functions. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Several members of our senior management team, including our Chief Financial Officer, Senior Vice President of Product, Senior Vice President of Worldwide Field Operations, and General Counsel were hired between 2016 and 2018.

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
Brand promotion activities require us to make substantial expenditures. To date, we have not made significant investments in the promotion of our brand and our ability to successfully promote our brand is uncertain. However, we anticipate that our expenditures on brand promotion will increase as our market expands. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
Our limited history with subscription and pricing models make it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our platform and services and, as a result, we have in the past, and expect in the future, that we will need to change our published and unpublished pricing models from time to time. As the market for our platform and services matures, or as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Pricing decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $14.4 million and $12.6 million during the three months ended July 31, 2018 and 2017, respectively, and $27.3 million and $19.1 million during the six months ended July 31, 2018 and 2017, respectively. We have made and expect to continue to make significant investments in development and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Our customers rely on our customer support organization to resolve issues with their use of our platform and to respond to their inquiries relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services could increase costs and harm our operating results. Customers who elect not to purchase support may be unable to sufficiently address their support issues through self-service, and their support requests may not be prioritized once received by us; this may result in a poor customer experience. In addition, our sales process is highly dependent on the ease of use of our platform, our business reputation, and positive recommendations from our existing customers. Any failure to maintain a high-quality customer success and support organization, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell to existing and prospective customers, and our business.
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
Further, any changes we consider necessary or appropriate for compliance with privacy-related laws, regulations, standards, or other obligations, may not be able to be made in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our platform, and may damage our reputation or brand.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of July 31, 2018, we had ten issued patents in the United States that expire between 2019 and 2034, three issued patents internationally, as well as six pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights in an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third- party patents will not be asserted or prosecuted against us. In the future, others may claim that our platform and its underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology, platform, or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, implement expensive workarounds, or require that we comply with other unfavorable terms. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our products, or refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline.
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
During the fiscal year ended January 31, 2018 and the six months ended July 31, 2018, we added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
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
While our agreements with customers generally limit our liability for damages arising from our platform, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued or called upon to fulfill indemnification obligations. Although we carry general liability, and director and officer liability, insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. In May 2018, we adopted a foreign exchange policy designed to establish a framework for managing foreign exchange risk. The policy approves use of certain hedging instruments, including spot transactions, forward contracts, and purchased options with maturity of up to one year. The use, if any, of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
In addition, we use various third parties to sell access to our platform and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self- disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to report these potential violations. At the end of August 2018, we submitted a report of investigation and mitigation to OFAC describing the extent of the access from embargoed countries as well as the processes we implemented to prevent future access from embargoed countries. While these additional controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective. Although we do not expect this matter to have a material effect on our business, the maximum potential fine permitted under the regulations and costs related to this matter could be substantial.
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
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone region. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, and loss of critical data, all of which could harm our operating results.
Risks Relating to Ownership of our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering at a price of $15.00 per share, our stock price has ranged from $18.06 to $33.98, through September 7, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, as of July 31, 2018, we had options outstanding that, if fully exercised or settled, would result in the issuance of 15,195,822 shares of Class B common stock, and RSUs outstanding that, if fully settled, would result in the issuance of 269,933 shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our initial public offering , and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.
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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

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
We have broad discretion in the application of the net proceeds from our initial public offering in. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their previously or currently intended use. The failure by our senior management team to apply these funds effectively could harm our business, financial condition, results of operations, and prospects, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield or favorable return to our shareholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities
None.

(b)	Use of Proceeds for Initial Public Offering of Common Stock
On April 26, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-223914) for our IPO.
There has been no material change in our planned use of the net proceeds from the IPO, as described in our final prospectus filed with the SEC on April 27, 2018.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	333-223914	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	333-223914	3.2	June 12, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2018

SMARTSHEET INC.

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	September 10, 2018