Form 10-Q
period 2018-10-31
SMARTSHEET INC
filed 2018-12-10
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of December 7, 2018, there were 103,721,238 shares of the registrant’s common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2018

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue
Subscription	$41,520	$26,441	$111,048	$70,612
Professional services	5,348	2,947	14,523	7,678
Total revenue	46,868	29,388	125,571	78,290
Cost of revenue
Subscription	4,873	3,278	13,697	9,700
Professional services	3,831	2,385	10,485	5,837
Total cost of revenue	8,704	5,663	24,182	15,537
Gross profit	38,164	23,725	101,389	62,753
Operating expenses
Research and development	15,599	8,901	42,855	27,997
Sales and marketing	30,084	20,726	76,723	52,841
General and administrative	8,888	4,553	24,211	22,278
Total operating expenses	54,571	34,180	143,789	103,116
Loss from operations	(16,407)	(10,455)	(42,400)	(40,363)
Interest income (expense) and other, net	860	97	310	(29)
Net loss before provision for income taxes	(15,547)	(10,358)	(42,090)	(40,392)
Provision for income taxes	22	—	110	—
Net loss	$(15,569)	$(10,358)	$(42,200)	$(40,392)
Deemed dividend	—	—	—	(4,558)
Net loss attributable to common shareholders	$(15,569)	$(10,358)	$(42,200)	$(44,950)
Net loss per share attributable to common shareholders, basic and diluted	$(0.15)	$(0.54)	$(0.55)	$(2.51)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	102,822	19,101	76,065	17,879
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(15,569)	$(10,358)	$(42,200)	$(40,392)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—	—	(1)
Comprehensive loss	$(15,569)	$(10,358)	$(42,200)	$(40,393)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	October 31, 2018	January 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$212,028	$58,158
Accounts receivable, net of allowances of $876 and $457 at October 31, 2018 and January 31, 2018, respectively	23,815	14,870
Prepaid expenses and other current assets	5,660	4,628
Total current assets	241,503	77,656
Long-term assets
Restricted cash	2,435	2,901
Deferred commissions	24,349	15,291
Property and equipment, net	21,804	17,237
Intangible assets, net	1,165	1,547
Goodwill	532	445
Other long-term assets	21	1,527
Total assets	$291,809	$116,604
Liabilities, convertible preferred stock, and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$3,041	$2,641
Accrued compensation and related benefits	19,039	13,253
Other accrued liabilities	6,108	3,061
Capital leases payable	3,632	2,833
Deferred revenue	83,906	57,102
Total current liabilities	115,726	78,890
Capital leases payable, non-current	3,032	3,713
Deferred revenue, non-current	245	179
Convertible preferred stock warrant liability	—	1,272
Other long-term liabilities	1,192	604
Total liabilities	120,195	84,658
Commitments and contingencies (Note 13)

Convertible preferred stock
Convertible preferred stock, no par value; no shares authorized, issued, or outstanding as of October 31, 2018; 67,756,647 shares authorized, 67,619,377 shares issued and outstanding with aggregate liquidation preference of $113,217 as of January 31, 2018	—	112,687
Shareholders’ equity (deficit):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Common stock, no par value; no shares authorized, issued, or outstanding as of October 31, 2018; 107,679,381 shares authorized, 20,280,741 shares issued and outstanding as of January 31, 2018	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 28,866,909 shares issued and outstanding as of October 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Class B common stock, no par value; 500,000,000 shares authorized, 74,448,862 shares issued and outstanding as of October 31, 2018; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Additional paid-in capital	320,445	25,892
Accumulated deficit	(148,831)	(106,633)
Total shareholders’ equity (deficit)	171,614	(80,741)
Total liabilities, convertible preferred stock, and shareholders’ equity (deficit)	$291,809	$116,604
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2018	2017
Cash flows from operating activities
Net loss	$(42,200)	$(40,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,984	17,583
Remeasurement of convertible preferred stock warrant liability	1,326	211
Depreciation of property and equipment	5,060	2,657
Amortization of deferred commission costs	7,342	3,293
Unrealized foreign currency loss	115	—
Gain/loss on disposal of assets	—	2
Amortization of intangible assets	382	10
Amortization of premiums, accretion of discounts and gain on investments	—	26
Changes in operating assets and liabilities:
Accounts receivable	(8,980)	(5,581)
Prepaid expenses and other current assets	(1,510)	(751)
Other long-term assets	49	(22)
Accounts payable	941	1,175
Other accrued liabilities	2,792	2,068
Accrued compensation and related benefits	4,791	4,135
Deferred commissions	(16,400)	(9,927)
Other long-term liabilities	588	364
Deferred revenue	26,870	18,183
Net cash used in operating activities	(6,850)	(6,966)
Cash flows from investing activities
Purchases of property and equipment	(4,372)	(4,080)
Capitalized internal-use software development costs	(2,156)	(2,681)
Proceeds from sales of investments	—	899
Proceeds from maturity of investments	—	9,222
Proceeds from sale of computer equipment	—	1
Purchases of intangible assets	—	(125)
Net cash provided by (used in) investing activities	(6,528)	3,236
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	163,844	—
Payments on principal of capital leases	(2,520)	(1,577)
Payments of deferred offering costs	(2,388)	—
Proceeds from issuance of convertible preferred stock	—	52,177
Proceeds from exercise of stock options	3,087	1,692
Proceeds from Employee Stock Purchase Plan	4,832	—
Net cash provided by financing activities	166,855	52,292
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(73)	—
Net increase in cash, cash equivalents, and restricted cash	153,404	48,562
Cash, cash equivalents, and restricted cash
Beginning of period	61,059	24,013
End of period	$214,463	$72,575

Supplemental disclosures
Cash paid for interest	$257	$247
Purchases of fixed assets under capital leases	2,639	789
Accrued purchases of property and equipment (including internal-use software)	480	55
Deemed dividends on convertible preferred stock	—	(4,558)
Deferred offering costs, accrued but not yet paid	215	—
Share-based compensation capitalized in internal-use software development costs	114	—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2018 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2018, included in our final prospectus related to our IPO (“Prospectus”), filed with the SEC pursuant to Rule 424 (b) under the Securities Act of 1933, as amended (“the Securities Act”).
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of results to be expected for the full year ending January 31, 2019 or for any other interim period, or for any future year.
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
Restricted cash
Restricted cash as of October 31, 2018 consisted of $1.8 million related to collateral for an irrevocable letter of credit (entered into during the nine months ended October 31, 2018) for additional office space in Bellevue, and $0.6 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2018 consisted of $2.4 million related to collateral for irrevocable letters of credit and $0.5 million related to security deposits. The letters of credit that were outstanding as of January 31, 2018 were still in effect as of October 31, 2018; however, the requirement to maintain $2.4 million in cash collateral for those letters of credit was removed during the nine months ended October 31, 2018, and the restricted cash balance was reduced by this amount.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	October 31,
	2018	2017
Cash and cash equivalents	$212,028	$70,546
Restricted cash	2,435	2,029
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$214,463	$72,575
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
Software development costs
The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Internal-use software costs of $2.5 million were capitalized in the nine months ended October 31, 2018, of which $1.0 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $2.7 million were capitalized in the nine months ended October 31, 2017, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customers represented more than 10% of accounts receivable as of October 31, 2018 or January 31, 2018. No individual customers represented more than 10% of revenue for the three or nine months ended October 31, 2018 and 2017.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016‑09”), which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified, and provides the election to eliminate the estimate for forfeitures. The Company adopted this ASU effective February 1, 2018. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our condensed consolidated financial statements. The Company did not elect to eliminate the estimate for forfeitures.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the consolidated financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted. The Company early adopted this ASU effective February 1, 2018, retrospectively applying the new guidance to the comparative period presented in our condensed consolidated statements of cash flows. As a result of the adoption of this ASU, because movements to and from cash and restricted cash are no longer shown separately on the condensed consolidated statements of cash flows, the Company’s cash provided from investing activities increased by $0.1 million for the nine months ended October 31, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this guidance effective February 1, 2018 and applied the new guidance when evaluating goodwill for impairment during the three months ended October 31, 2018.
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
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases: Topic (842) (“ASU 2016-02”) and has modified the standard thereafter. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and should be applied through a modified

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and early adoption is permitted. The Company expects to adopt this guidance on February 1, 2019. The Company anticipates this standard will have a material impact on the Company’s financial position, primarily due to its office space operating leases, as the Company will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The Company continues to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or its cash flows, if any.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended October 31, 2018 and 2017, the Company recognized $31.7 million and $19.4 million of subscription revenue, respectively, and $1.4 million and $1.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2018 and 2017, respectively.
During the nine months ended October 31, 2018 and 2017, the Company recognized $51.8 million and $29.6 million of subscription revenue, respectively, and $1.1 million and $0.6 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2018 and 2017, respectively.
As of October 31, 2018, the Company’s total deferred revenue balance was $84.2 million, of which $82.3 million represented deferred balances for subscription revenue and $1.9 million represented deferred balances for professional services revenue. Of the total deferred revenue balance, $83.9 million is expected to be recognized as revenue over the next 12 months.
4. Deferred Commissions
Deferred commissions were $24.3 million as of October 31, 2018 and $15.3 million as of January 31, 2018.
Amortization expense for deferred commissions was $2.8 million and $1.4 million for the three months ended October 31, 2018 and 2017, respectively, and $7.3 million and $3.3 million for the nine months ended October 31, 2018 and 2017, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$(15,569)	$(10,358)
Denominator:
Weighted-average common shares outstanding	102,822	19,101
Net loss per share, basic and diluted	$(0.15)	$(0.54)

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended October 31,
	2018	2017
Numerator:
Net loss attributable to common shareholders	$(42,200)	$(44,950)
Denominator:
Weighted-average common shares outstanding	76,065	17,879
Net loss per share, basic and diluted	$(0.55)	$(2.51)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2018	2017
Convertible preferred shares (as converted)	—	68,420
Convertible preferred stock warrant	—	137
Shares subject to outstanding common stock awards	14,943	13,644
Shares issuable pursuant to the Employee Stock Purchase Plan	59	—
Total potentially dilutive shares	15,002	82,201
6. Investments
As of October 31, 2018 and January 31, 2018, the Company did not hold any available-for-sale investments.
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands) as of:

	October 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$205,447	$—	$—	$205,447
Restricted cash:
Certificates of deposit	—	1,766	—	1,766
Total assets	$205,447	$1,766	$—	$207,213

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,702	$—	$—	$55,702

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,272	$1,272
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable.
At April 30, 2018, we transferred $2.6 million related to the Company’s Series C convertible preferred stock warrant out of our Level 3 liabilities and into our Level 2 liabilities. The Series C convertible preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrant, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable input used in the fair value measurement of the Series C convertible preferred stock warrant liability as of January 31, 2018 was the fair value of the underlying stock at the valuation date. On April 27, 2018, the right to convert the preferred stock warrant was contingently exercised by the holder and settlement occurred with the closing of the IPO on May 1, 2018. As of April 30, 2018, the underlying stock price and term were observable and the instrument was therefore transferred to a Level 2 classification category prior to being extinguished on May 1, 2018. There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the nine months ended October 31, 2018.
Changes in fair value of our level 3 financial liabilities were as follows (in thousands):

Balance as of January 31, 2018	$1,272
Increase in fair value of convertible preferred stock warrant	1,326
Transfer out of Level 3	(2,598)
Balance as of October 31, 2018	$—
8. Goodwill and Net Intangible Assets
On December 28, 2017, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of Converse.AI, Inc. in an all-cash transaction. As a result of this acquisition, the Company recorded goodwill of $0.5 million (inclusive of a measurement period adjustment of $0.1 million) and identifiable intangible assets of $1.4 million.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

The following table presents the components of net intangible assets (in thousands) as of:

	October 31, 2018	January 31, 2018
Acquired software technology	$1,366	$1,366
Acquired customer relationships	70	70
Patents	170	170
Domain name	13	13
Total intangible assets	1,619	1,619
Less: accumulated amortization	(454)	(72)
Total intangible assets, net	$1,165	$1,547
Amortization expense was $127 thousand and $4 thousand for the three months ended October 31, 2018 and 2017, respectively, and $382 thousand and $10 thousand for the nine months ended October 31, 2018 and 2017, respectively.
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
Immediately prior to the closing of the IPO on May 1, 2018, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock. There was no convertible preferred stock outstanding at October 31, 2018.

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
On April 27, 2018, SVB contingently exercised its right to convert the preferred stock warrant in a “net exercise,” under which the number of issuable shares was reduced by the number of shares with an aggregate fair market value equal to the exercise price of the warrant, resulting in 2,667 shares surrendered and 134,603 shares offered in the IPO. The exercise and settlement of the underlying shares were conditional and were not executed until the closing of the IPO on May 1, 2018. There were no convertible preferred stock warrants outstanding at October 31, 2018.
11. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
As of October 31, 2018 and January 31, 2018, an aggregate of 0 and 296,178, respectively, shares of common stock were available for issuance under the 2015 Plan. As of October 31, 2018 and January 31, 2018, an aggregate of 8,483,247 and 0, respectively, shares of common stock were available for issuance under the 2018 Plan.
Stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. RSUs are measured based on the grant date fair value of the awards, in general vest based on continuous employment over four years, and expire 10 years from the date of grant.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of subscription revenue	$96	$13	$214	$85
Cost of professional services revenue	149	17	346	49
Research and development	2,552	370	4,596	5,777
Sales and marketing	1,973	408	3,856	1,377
General and administrative	1,274	240	2,972	10,295
Total share-based compensation	$6,044	$1,048	$11,984	$17,583
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
Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Cost of subscription revenue	$—	$—	$—	$53
Cost of professional services revenue	—	—	—	9
Research and development	—	—	—	5,124
Sales and marketing	—	—	—	583
General and administrative	—	—	—	9,701
Total share-based compensation expense	$—	$—	$—	$15,470

Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2018:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2018	13,355,439	$2.91
Granted	4,216,470	10.72
Exercised and awarded	(2,355,389)	1.14
Forfeited or canceled	(930,526)	5.69
Outstanding at October 31, 2018	14,285,994	5.33
Exercisable at October 31, 2018	5,738,375	2.57

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2018:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2018	130,000	$9.45
Granted	534,502	26.49
Vested	—	—
Forfeited or canceled	(7,515)	25.08
Outstanding at October 31, 2018	656,987	23.13

2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our IPO. Our ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each March 25 and September 25) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee.
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
We initially reserved 2,040,000 shares of our Class A common stock for sale under our ESPP, of which 320,218 shares were issued in our initial ESPP offering period. As of October 31, 2018 an aggregate of 1,719,782 shares remained available for issuance under this plan. The aggregate number of shares reserved for sale under our ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date under the ESPP by the number of shares equal to 1% of the total outstanding shares of our Class A common stock and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or such lesser number of shares as may be determined by our board of directors in any particular year. The aggregate number of shares issued over the term of our ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 20,400,000 shares of our Class A common stock.
As of October 31, 2018, $1.2 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.

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
The Company’s provision for income taxes for the three months ended October 31, 2018 was not significant to the Company’s operating results. The Company recorded a provision for income taxes of $0.1 million for the nine months ended October 31, 2018, primarily attributable to income taxes in foreign jurisdictions and state income taxes. The Company did not record a provision for income taxes for the three or nine months ended October 31, 2017.
13. Commitments and Contingencies
Leases
The Company has operating lease agreements for office spaces in Bellevue, Boston, London, and Edinburgh. The Bellevue lease agreements have various expiration dates through October 2026, the Boston lease agreements end in July 2025, the London lease agreement ends in September 2019, and the Edinburgh lease agreement ends in April 2021. Rent expense and related operating expenses for leased areas totaled $2.2 million and $1.4 million for the three months ended October 31, 2018 and 2017, respectively, and $5.4 million and $3.6 million for the nine months ended October 31, 2018 and 2017, respectively.
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
During the nine months ended October 31, 2018, the Company entered into four capital lease agreements for data center equipment, which totaled $2.6 million, including taxes. The effective interest rates on the leases range from 4.8% to 5.5%, each paid over 36 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

As of October 31, 2018, future minimum annual lease payments (in thousands) related to the lease agreements mentioned above were as follows:

	Operating Leases	Capital Leases	Total
Remainder of fiscal 2019	$1,373	$816	$2,189
Fiscal 2020	9,035	4,063	13,098
Fiscal 2021	9,443	1,776	11,219
Fiscal 2022	9,544	463	10,007
Fiscal 2023	9,738	—	9,738
Thereafter	22,884	—	22,884
Total minimum lease payments	$62,017	$7,118	$69,135
Less: amount representing maintenance and support costs		$(108)
Net minimum lease payments		7,010
Less: amount representing interest		(346)
Present value of minimum lease payments		$6,664
As of October 31, 2018 and January 31, 2018, we had collateralized letters of credit totaling $1.8 million and $2.4 million, respectively, related to the Company’s Bellevue and Boston leases, and $0.6 million and $0.5 million, respectively, related to security deposits for the Company’s leases in Bellevue, Boston, London, and Edinburgh. The amounts will decrease to $0 over the lease periods.
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
14. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017

United States	$36,279	$21,674	$95,225	$57,187
EMEA	5,449	3,806	15,221	10,415
Asia Pacific	2,786	2,392	8,735	6,445
Americas other than the United States	2,354	1,516	6,390	4,243
Total	$46,868	$29,388	$125,571	$78,290
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of October 31, 2018 and January 31, 2018, there was no significant property and equipment owned by the Company outside of the United States.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

15. Subsequent Events
The Company has evaluated subsequent events through December 10, 2018.

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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels: Individual, Business, Enterprise, and Premier, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer Control Center and Accelerators, which enable customers to implement solutions for a specific use case for large scale projects, initiatives, or processes. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
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

	As of October 31,
	2018	2017
Domain-based customers	77,893	72,529
Average annualized contract value per domain-based customer	$2,214	$1,491
Dollar-based net retention rate for all customers (trailing 12 months)	132%	129%
Number of domain-based customers
We define domain-based customers as organizations with a unique email domain name such as @cisco. All other customers, which we designate as ISP customers, are typically small teams or individuals who register for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.

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
Dollar-based net retention rate
We calculate dollar-based net retention rate as of a period end by starting with the ACV from the cohort of all customers as of the 12 months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at the dollar-based net retention rate.
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of employee-related costs such as salaries, wages, and related benefits, expenses related to hosting our services and providing support, including third-party hosting fees, payment processing fees, software and maintenance costs, costs of Connectors between Smartsheet and third-party applications, and allocated overhead.
We intend to continue to invest in our platform infrastructure and our support organization. We currently utilize a combination of third-party co-location data centers and public cloud service providers. As our platform scales, we may require additional investments in infrastructure to host our platform and support our customers, which may negatively impact our subscription gross margin.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, training costs, and billable expenses.
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
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, hardware- and software-related costs, costs of outside services used to supplement our internal staff, and overhead allocations. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, travel-related expenses, third-party software-related expenses, recruiting expenses, and allocated overhead. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, hardware and software costs, certain tax, license and insurance-related expenses, and allocated overhead.
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
Interest income (expense) and other, net
Interest income (expense) and other, net consists of interest income from our investment holdings, interest expense associated with our capital leases, foreign exchange gains and losses, and expenses resulting from the revaluation of our convertible preferred stock warrant liability.

Provision for income taxes
Our provision for income taxes has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
2017 Tender Offer
During the three months ended July 31, 2017, we facilitated a tender offer (“2017 Tender Offer”), in which our current and former employees and directors were able to sell a portion of their vested shares of common stock to certain existing investors. We recorded share-based compensation expense for the amount paid by our existing investors to our current and former employees and directors in excess of the estimated fair value of our common stock. That total amount resulted in $15.5 million incremental expense for the three months ended July 31, 2017, of which $0.1 million was recorded to cost of revenue, $5.1 million was recorded to research and development expense, $0.6 million was recorded to sales and marketing expense, and $9.7 million was recorded to general and administrative expense. In addition, the excess over the estimated fair value of the sale price of the common and convertible preferred stock sold by non-employees, totaling $4.6 million, was recorded as a deemed dividend within additional paid-in capital. Our quarterly trends in total operating expenses, operating loss, and net loss, were significantly impacted by this transaction, which took place and was completed during the three months ended July 31, 2017.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Revenue
Subscription	$41,520	$26,441	$111,048	$70,612
Professional services	5,348	2,947	14,523	7,678
Total revenue	46,868	29,388	125,571	78,290
Cost of revenue
Subscription(1)	4,873	3,278	13,697	9,700
Professional services(1)	3,831	2,385	10,485	5,837
Total cost of revenue	8,704	5,663	24,182	15,537
Gross profit	38,164	23,725	101,389	62,753
Operating expenses
Research and development(1)	15,599	8,901	42,855	27,997
Sales and marketing(1)	30,084	20,726	76,723	52,841
General and administrative(1)	8,888	4,553	24,211	22,278
Total operating expenses	54,571	34,180	143,789	103,116
Loss from operations	(16,407)	(10,455)	(42,400)	(40,363)
Interest income (expense) and other, net	860	97	310	(29)
Net loss before provision for income taxes	(15,547)	(10,358)	(42,090)	(40,392)
Provision for income taxes	22	—	110	—
Net loss	$(15,569)	$(10,358)	$(42,200)	$(40,392)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Cost of subscription revenue	$96	$13	$214	$85
Cost of professional services revenue	149	17	346	49
Research and development	2,552	370	4,596	5,777
Sales and marketing	1,973	408	3,856	1,377
General and administrative	1,274	240	2,972	10,295
Total share-based compensation expense	$6,044	$1,048	$11,984	$17,583

Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Cost of subscription revenue	$—	$—	$—	$53
Cost of professional services revenue	—	—	—	9
Research and development	—	—	—	5,124
Sales and marketing	—	—	—	583
General and administrative	—	—	—	9,701
Total share-based compensation expense	$—	$—	$—	$15,470

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Revenue
Subscription	89%	90%	88%	90%
Professional services	11	10	12	10
Total revenue	100	100	100	100
Cost of revenue
Subscription	10	11	11	12
Professional services	8	8	8	7
Total cost of revenue	19	19	19	20
Gross profit	81	81	81	80
Operating expenses
Research and development	33	30	34	36
Sales and marketing	64	71	61	67
General and administrative	19	15	19	28
Total operating expenses	116	116	115	132
Loss from operations	(35)	(36)	(34)	(52)
Interest income (expense) and other, net	2	—	—	—
Net loss before provision for income taxes	(33)	(35)	(34)	(52)
Provision for income taxes	—	—	—	—
Net loss	(33)%	(35)%	(34)%	(52)%

Comparison of the three months ended October 31, 2018 and 2017
Revenue

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$41,520	$26,441	$15,079	57%
Professional services	5,348	2,947	2,401	81%
Total revenue	$46,868	$29,388	$17,480	59%
Percentage of total revenue
Subscription revenue	89%	90%
Professional services revenue	11%	10%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 132% for the trailing 12-month period ended October 31, 2018, closely followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$4,873	$3,278	$1,595	49%
Professional services	3,831	2,385	1,446	61%
Total cost of revenue	$8,704	$5,663	$3,041	54%
Gross profit	$38,164	$23,725	$14,439	61%
Gross margin
Subscription	88%	88%
Professional services	28%	19%
Total gross margin	81%	81%
Cost of subscription revenue increased $1.6 million, or 49%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $0.7 million in employee-related expenses due to increased headcount, of which $0.1 million was related to share-based compensation, an increase of $0.4 million in data center and hosting costs, and an increase of $0.1 million in each of the following: amortization of acquisition-related intangibles, hardware- and software-related costs, allocated overhead, and travel-related costs.
Our gross margin for subscription revenue remained consistent for the periods compared.
Cost of professional services increased $1.4 million, or 61%, for the three months ended October 31, 2018 compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $1.3 million in employee-related expenses, of which $0.1 million was related to share-based compensation, as we continued to grow our professional services offerings and workforce, and an increase of $0.1 million in allocated overhead costs.
Our gross margin for professional services was 28% and 19% for the three months ended October 31, 2018 and October 31, 2017, respectively.
Operating expenses
Research and development expenses

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$15,599	$8,901	$6,698	75%
Percentage of total revenue	33%	30%
Research and development expenses increased $6.7 million, or 75%, for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $5.5 million in employee-related expenses due to increased headcount, of which $2.2 million was related to share-based compensation, an increase of $0.7 million in software-related costs, an increase of $0.3 million in allocated overhead costs, and an increase of $0.2 million in costs of outside services used to supplement our internal staff.
Sales and marketing expenses

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$30,084	$20,726	$9,358	45%
Percentage of total revenue	64%	71%
Sales and marketing expenses increased $9.4 million, or 45%, for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. The increase was primarily due to an increase of $6.6 million in employee-related expenses due to increased headcount, of which $1.6 million related to increased share-based compensation, an increase in marketing costs of $1.9 million, primarily due to a larger ENGAGE customer conference and investment in brand marketing, an increase of $0.6 million in allocated overhead costs, an increase of $0.2 million in travel-related costs, and an increase of $0.2 million in software-related costs.
General and administrative expenses

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$8,888	$4,553	$4,335	95%
Percentage of total revenue	19%	15%
General and administrative expenses increased $4.3 million, or 95%, for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. The increase was primarily due to an increase in employee-related expenses of $3.2 million, of which $1.0 million related to increased share-based compensation, an increase of $0.5 million in costs of outside services used to supplement our internal staff, and an increase of $0.2 million in each of the following: bad debt expense, software-related costs, and allocated overhead costs.

Interest income (expense) and other, net

	Three Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$860	$97	$763	787%
Percentage of total revenue	2%	—%
Interest income (expense) and other, net increased by $0.8 million for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. The increase was primarily driven by an increase of $0.8 million in interest income.
Comparison of the nine months ended October 31, 2018 and 2017
Revenue

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$111,048	$70,612	$40,436	57%
Professional services	14,523	7,678	6,845	89%
Total revenue	$125,571	$78,290	$47,281	60%
Percentage of total revenue
Subscription revenue	88%	90%
Professional services revenue	12%	10%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 132% for the trailing 12-month period ended October 31, 2018, closely followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$13,697	$9,700	$3,997	41%
Professional services	10,485	5,837	4,648	80%
Total cost of revenue	$24,182	$15,537	$8,645	56%
Gross profit	$101,389	$62,753	$38,636	62%
Gross margin
Subscription	88%	86%
Professional services	28%	24%
Total gross margin	81%	80%
Cost of subscription revenue increased $4.0 million, or 41%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The change was primarily due to an increase of $2.1 million in employee-related expenses due to increased headcount, of which $0.1 million was related to share-based compensation, an increase of $0.5 million in data center and hosting costs, an increase of $0.4 million in credit card processing fees, an increase of $0.3 million in amortization of acquisition-related intangibles, an increase of $0.3 million in hardware- and software-related costs, an increase of $0.2 million in allocated overhead, an increase of $0.1 million in costs of outside services used to supplement our internal staff, and an increase of $0.1 million in travel-related costs.
Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale. As we add new functionality, expand internationally, and serve more regulated markets, our gross margin for subscription revenue may decline.
Cost of professional services increased $4.6 million, or 80%, for the nine months ended October 31, 2018 compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of $4.0 million in employee-related expenses, of which $0.3 million related to share-based compensation, as we continued to grow our professional services offerings and workforce, an increase of $0.3 million in allocated overhead costs, an increase of $0.2 million in training costs and billable expenses, and an increase of $0.1 million in costs of outside services utilized to supplement our internal staff.
Our gross margin for professional services was 28% and 24% for the nine months ended October 31, 2018 and October 31, 2017, respectively. We expect our gross margin for professional services to decline in the future as we expand our team to support increasing demand.
Operating expenses
Research and development expenses

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$42,855	$27,997	$14,858	53%
Percentage of total revenue	34%	36%
Research and development expenses increased $14.9 million, or 53%, for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of

$10.6 million in employee-related expenses due to increased headcount, of which $3.9 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $5.1 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $1.9 million for software-related costs, an increase of $1.5 million in fees to external parties used to supplement our internal workforce, an increase of $0.7 million in allocated overhead costs, and an increase of $0.2 million in travel-related expenses.
Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$76,723	$52,841	$23,882	45%
Percentage of total revenue	61%	67%
Sales and marketing expenses increased $23.9 million, or 45%, for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017. The increase was primarily due to an increase of $19.2 million in employee-related expenses due to increased headcount, of which $3.1 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $0.6 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase in marketing and event costs of $2.3 million, primarily due to a larger ENGAGE customer conference and investment in brand marketing, an increase of $1.2 million in allocated overhead costs, and an increase of $1.1 million in travel-related expenses.
General and administrative expenses

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$24,211	$22,278	$1,933	9%
Percentage of total revenue	19%	28%
General and administrative expenses increased $1.9 million, or 9%, for the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017. The increase was primarily due to an increase in costs associated with professional services and fees of $1.3 million, an increase in software subscription services of $0.6 million, an increase in allocated overhead costs of $0.5 million, and an increase of $0.2 million in travel-related expenses. These increases were partially offset by a net decrease of $0.6 million in employee-related expenses, inclusive of a $9.7 million decrease as a result of the 2017 Tender Offer, and a $2.4 million increase in non-Tender Offer share-based compensation expenses.
Interest income (expense) and other, net

	Nine Months Ended October 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$310	$(29)	$339	1,169%
Percentage of total revenue	—%	—%
For the nine months ended October 31, 2018 as compared to the nine months ended October 31, 2017, the change in interest income (expense) and other, net was primarily driven by an increase of $1.7 million in interest income. This was partially offset by an increase in convertible preferred stock warrant expense of $1.1 million and an unfavorable net change of $0.2 million related to foreign currency gains and losses.

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
Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense and amortization of acquisition-related intangible assets. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(dollars in thousands)
Gross profit	$38,164	$23,725	$101,389	$62,753
Add:
Share-based compensation expense(1)	245	30	560	134
Amortization of acquisition-related intangible assets	114	—	342	—
Non-GAAP gross profit	$38,523	$23,755	$102,291	$62,887

Gross margin	81%	81%	81%	80%
Non-GAAP gross margin	82%	81%	81%	80%

(1)	Share-based compensation expense for the nine months ended October 31, 2017 includes share-based compensation expense related to the 2017 Tender Offer.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(dollars in thousands)
Loss from operations	$(16,407)	$(10,455)	$(42,400)	$(40,363)
Add:
Share-based compensation expense(1)	6,044	1,048	11,984	17,583
Amortization of acquisition-related intangible assets	120	—	360	—
One-time costs of acquisition	—	—	57	—
Non-GAAP operating loss	$(10,243)	$(9,407)	$(29,999)	$(22,780)

Operating margin	(35)%	(36)%	(34)%	(52)%
Non-GAAP operating margin	(22)%	(32)%	(24)%	(29)%

(1)	Share-based compensation expense for the nine months ended October 31, 2017 includes share-based compensation expense related to the 2017 Tender Offer.

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment, capitalized internal-use software, and payments on capital lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures, payments on capital lease obligations and changes in working capital. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$2,423	$(2,367)	$(6,850)	$(6,966)
Less:
Purchases of property and equipment	(2,158)	(981)	(4,372)	(4,080)
Capitalized internal-use software	(1,307)	(1,204)	(2,156)	(2,681)
Payments on capital lease obligations	(936)	(601)	(2,520)	(1,577)
Free cash flow	$(1,978)	$(5,153)	$(15,898)	$(15,304)

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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $2.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Total revenue	$46,868	$29,388	$125,571	$78,290
Add:
Deferred revenue (end of period)	84,151	50,895	84,151	50,895
Less:
Deferred revenue (beginning of period)	76,157	47,762	57,281	32,712
Calculated billings	$54,862	$32,521	$152,441	$96,473

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	102,822	19,101	76,065	17,879
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	68,420	22,325	65,961
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	102,822	87,521	98,390	83,840

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time costs of acquisition, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(15,569)	$(10,358)	$(42,200)	$(40,392)
Add:
Share-based compensation expense(1)	6,044	1,048	11,984	17,583
Amortization of acquisition-related intangible assets	120	—	360	—
One-time costs of acquisition	—	—	57	—
Remeasurement of convertible preferred stock warrant liability	—	—	1,326	211
Non-GAAP net loss	$(9,405)	$(9,310)	$(28,473)	$(22,598)

(1)	Share-based compensation expense for the nine months ended October 31, 2017 includes share-based compensation expense related to the 2017 Tender Offer.

Liquidity and Capital Resources
As of October 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $212.0 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through private sales of equity securities, option exercises, and contributions from our Employee Stock Purchase Plan (“ESPP”), and capitalized leases. On May 1, 2018, upon the closing of the IPO, we received net proceeds of $160.4 million after deducting underwriting discounts and commissions of $12.3 million and other issuance costs of $3.4 million.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2018, we had deferred revenue of $84.2 million, of which $83.9 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all other revenue recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2018	2017

Net cash used in operating activities	$(6,850)	$(6,966)
Net cash provided by (used in) investing activities	(6,528)	3,236
Net cash provided by financing activities	166,855	52,292
Effects of foreign exchange on cash, cash equivalents, and restricted cash	(73)	—
Net increase in cash, cash equivalents, and restricted cash	$153,404	$48,562
Operating activities
Our largest sources of operating cash are cash collections from our customers for subscription and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and sales and marketing expenses. Historically, we have generated negative cash flows from operating activities during most fiscal years, and have supplemented working capital requirements through net proceeds from the sale of equity securities.
During the nine months ended October 31, 2018, net cash used in operating activities was $6.9 million, driven by our net loss of $42.2 million, adjusted for non-cash charges of $26.2 million, and net cash inflows of $9.1 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $26.9 million, an increase in deferred commissions of $16.4 million, an increase in accounts receivable of $9.0 million, an increase in accounts payable and accrued expenses of $8.5 million, an increase in prepaid expenses and other current assets of $1.5 million, and an increase in other long-term liabilities of $0.6 million.
During the nine months ended October 31, 2017, net cash used in operating activities was $7.0 million, driven by our net loss of $40.4 million, adjusted for non-cash charges of $23.8 million, and net cash outflows of $8.5 million provided by changes in our operating assets and liabilities other than deferred revenue. Changes in deferred revenue contributed an additional inflow of $18.2 million. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Other than changes in deferred revenue, other notable fluctuations in operating assets and liabilities included an increase in deferred commissions of $9.9 million, an increase in accounts receivable of $5.6 million, and an increase in accounts payable and accrued expenses of $7.4 million.
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2018 of $6.5 million consisted of purchases of property and equipment of $4.4 million and capitalized internal-use software development costs of $2.2 million.
Net cash provided by investing activities during the nine months ended October 31, 2017 of $3.2 million was primarily attributable to proceeds from the sales and maturities of investments of $10.1 million, which were partially offset by purchases of property and equipment of $4.1 million, capitalized internal-use software development costs of $2.7 million, and purchases of intangible assets of $0.1 million.
Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2018 of $166.9 million was primarily due to $163.8 million in proceeds from the IPO, net of underwriters’ discounts and commissions, $4.8 million in proceeds from our ESPP, and $3.1 million in proceeds from the exercise of stock options. These proceeds were partially offset by principal payments on capital leases of $2.5 million and payments of deferred offering costs of $2.4 million.
Net cash provided by financing activities during the nine months ended October 31, 2017 of $52.3 million was primarily due to $52.2 million in proceeds from the issuance of Series F convertible preferred stock, and $1.7 million in proceeds from the exercise of stock options, partially offset by principal payments on capital leases of $1.6 million.
Obligations and Other Commitments
During the nine months ended October 31, 2018, there were no material changes in our contractual obligations and other commitments outside of the normal course of business.
For further information on our commitments and contingencies, refer to Note 13 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. There are no claims that we are aware of at this time that could have a material effect on our balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2 in the Prospectus. There have been no significant changes to these policies for the nine months ended October 31, 2018.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $212.0 million as of October 31, 2018, of which $205.4 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2018, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
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
Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our chief executive officer and chief financial officer concluded that, as of October 31, 2018, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described above.
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
Part II. Other Information
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, including third party subpoenas for information of which we are the custodian, arising in the ordinary course of our business. We are not a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, and other factors.
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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $15.6 million and $10.4 million during the three months ended October 31, 2018 and 2017, respectively, and net losses attributable to common shareholders of $42.2 million and $45.0 million during the nine months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, we had an accumulated deficit of $148.8 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
We host our platform and serve our customers from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. We are in the process of consolidating the hosting of our platform through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays and outages. Our co-location data centers and public cloud service providers may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. Our co-location data centers or those of our public cloud providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time with our public cloud service providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
We may also be affected by problems relating to our co-location data center providers and public cloud service providers, such as financial difficulties and bankruptcy. The occurrence of any such events or other unanticipated problems at these co-location data centers or with our public cloud service providers could result in lengthy interruptions, delays, and outages in our service or cause us to not comply with customer needs or our business requirements.
Further, the providers of our co-location data center facilities and our public cloud services have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements with these providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated for any reason, if one of our co-location data center operators is acquired or ceases business, or if our migration to the public cloud results in interruptions, delays, outages, or needs to be halted or reversed, we may be required to transfer our servers and other infrastructure to new data center or public cloud facilities, and we may incur significant costs and possible service interruption in connection with doing so.
Additionally, there are limited options for public cloud service providers capable of effectively supporting our infrastructure. Consolidation through a single, or select few, service provider(s) may result in a dependency on the selected provider(s). Consolidation may also negatively impact customer acquisition or expansion as customers or potential customers may object to certain providers for a variety of reasons, including that such providers do not meet their hosting requirements or that the providers operate in a competitive space; any such objections could harm our business and operating results.

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
Our services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program, and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects. If any of these threats circumvented our or our service providers’ security measures, they could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, including sensitive and personal information, or could otherwise disrupt our or our customers’ business operations, which could lead to litigation, damage to our reputation, and could cause us to incur significant liabilities, including fines, penalties and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach.
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
We have recently experienced a period of rapid growth in our employee headcount and operations. From January 31, 2016 to October 31, 2018 we have grown from 274 employees to 1013 employees. In addition, we have recently hired new senior members of management. We anticipate that we will continue to expand our operations and employee headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base, cost increases, inefficient and ineffective responses to customer needs, delays in developing and deploying new features, integrations or services, or other operational difficulties. Any of these difficulties could harm our business and operating results.
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

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	timing and effectiveness of new sales and marketing initiatives;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us, and the costs associated with responding to and addressing such failures or breaches;

•	changes in laws and regulations that affect our business, and any lawsuits or other proceedings involving us or our competitors;

•	changes in foreign currency exchange rates or adding additional currencies in which our sales are denominated; and

•	general economic, industry, and market conditions.

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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence outside of the greater Seattle area and developing the infrastructure associated with being a public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

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
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces, or APIs. While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us, change their features or platforms, restrict our access to their applications and platforms, or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
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
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to adopt additional features and services and expand their number of users, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including: the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable and cost-effective platform; the perceived value of our platform; and our ability to provide a quality customer success experience.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $15.6 million and $8.9 million during the three months ended October 31, 2018 and 2017, respectively, and $42.9 million and $28.0 million during the nine months ended October 31, 2018 and 2017, respectively. We have made and expect to continue to make significant investments in development and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Historically, we have generated a substantial majority of our revenue from customers in the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing our platform and services;

•	lack of or delayed acceptance of localized versions of our platform and services;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	the difficulty of, and burden and expense involved with, compliance with privacy, data protection, and information security laws, such as the General Data Protection Regulation, or the GDPR;

•	economic weakness or currency-related crises;

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
Our customers can use our platform to collect, use, share, and store personal or identifying information. National, state and local governments and agencies in the countries in which we and our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal or identifying information obtained from consumers and other individuals, which could reduce our ability to offer our platform and services in certain jurisdictions or our customers’ ability to deploy our platform globally. Privacy-related laws and regulations can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, standards, and other obligations, such as the General Data Protection Regulation, or GDPR, or the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, may limit the use and adoption of our platform; reduce overall demand for our platform; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; or slow the pace at which we close sales transactions, any of which could harm our business. Moreover, if we or any of our employees fail to adhere to adequate data protection practices around the usage of our customers’ personal data, it may damage our reputation and brand.
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
Additionally, privacy laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, may be inconsistent among jurisdictions, and we expect these obligations to continue to evolve significantly. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance, penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. For example, the State of California recently adopted the California Consumer Privacy Act or 2018, or CCPA, which will go into effect on January 1, 2020, with a 12 month look-back requiring compliance by January 1, 2019. The CCPA gives California residents certain rights with respect to their personal information and requires companies to make certain disclosures to consumers. The CCPA provides for financial penalties in the event of non-compliance and statutory damages in the event of a data security breach. Several foreign jurisdictions (e.g. Brazil, India, and Canada) have also adopted new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals.
The costs of compliance with, and other burdens imposed by, privacy, data protection, and information security- related laws and regulations that are applicable to the businesses of our customers, such as GDPR or HIPAA, may reduce our or our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic, protected health, and other personal information, which could limit the use, effectiveness, and adoption of our platform and reduce overall demand for our platform. Further, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our platform, require us to modify or restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
In addition, the use of the Internet and, in particular, cloud-based solutions, could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the Internet has been adversely affected by “viruses,” “worms,” and similar malicious programs; businesses have experienced a variety of outages and other delays as a result of damage to Internet infrastructure. These issues could diminish the overall attractiveness of, and demand for, our platform.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of October 31, 2018, we had ten issued patents in the United States that expire between 2019 and 2034, three issued patents internationally, as well as seven pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights in an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are now subject to reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the rules subsequently implemented by the U.S. Securities and Exchange Commission, or SEC, the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
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
During the fiscal year ended January 31, 2018 and the nine months ended October 31, 2018, we added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.
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
Customers may make claims for damages arising from the use of our platform. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by customers or called upon to fulfill indemnification obligations. Although we carry general liability, and director and officer liability, insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect such transaction taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable or an exemption from such taxes applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added or other taxes where we have not historically done so it could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations and financial condition.
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
As of January 31, 2018, we had U.S. federal net operating loss carryforwards, or NOLs, of approximately $43.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes.
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
Additionally, any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Currently, we have not accumulated significant foreign earnings; however, this could change on a go-forward basis because of the early stage of our international operations. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self- disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) to report these potential violations. At the end of August 2018, we submitted a report of investigation and mitigation to OFAC describing the extent of the access from embargoed countries as well as the processes we implemented to prevent future access from embargoed countries. In September 2018, we received a follow-up request from OFAC asking for certain portions of the data compiled in the investigation. We provided a response to OFAC within a week of their request, and as of November 30, 2018 we have not yet received any additional communications following our response. While these additional controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective. Although we do not expect this matter to have a material effect on our business, the maximum potential fine permitted under the regulations and costs related to this matter could be substantial.
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
We have funded our operations since inception primarily through equity financings, capital lease arrangements, subscription fees from our customers, and recently through our initial public offering (“IPO”). We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $33.98, through December 7, 2018. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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

•	recruitment or departure of key personnel;

•	price and volume fluctuations in the overall stock market or in the trading volume of our shares or the size of our public float;

•	changes in accounting standards, policies, guidelines, interpretations, or principals;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	indemnity demands or lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of our IPO contractual lock-up and market stand-off agreements, that occurred on October 24, 2018;

•	sales or distributions of our Class A common stock held by our large institutional shareholders; and

•	sales of additional shares of our Class A common stock by us or our shareholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal shareholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. The 11,633,920 shares of our Class A common stock sold in our IPO, as well as an additional 1,745,088 shares related to the exercise of the over-allotment option, are freely tradable in the public market without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, are only able to be sold in compliance with Rule 144.
In connection with our IPO, subject to certain exceptions, we, all of our directors and executive officers, and substantially all of our security holders, entered into lock-up agreements with the underwriters or were subject to market stand-off agreements pursuant to which these security holders agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of Class A common stock and Class B common stock for a period of 180 days from the date of our IPO. These restrictions expired on October 23, 2018, and we and our security holders are now able to sell these previously restricted shares in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act, various vesting agreements, as well as our insider trading policy. Sales of a substantial number of such shares that were previously restricted by the lock-up and market stand-off agreements, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of October 31, 2018, we had options outstanding that, if fully exercised or settled, would result in the issuance of 14,285,994 shares of Class B common stock, and RSUs outstanding that, if fully settled, would result in the issuance of 656,987 shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our IPO, and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.
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
We cannot predict whether our dual class structure, combined with the concentrated control of our shareholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public shareholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we will likely be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board;

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
We currently intend to take, and have taken, advantage of some of the available exemptions described above. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
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

We have broad discretion over the use of the net proceeds we received in our IPO and may not use them effectively.
We have broad discretion in the application of the net proceeds from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their previously or currently intended use. The failure by our senior management team to apply these funds effectively could harm our business, financial condition, results of operations, and prospects, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield or favorable return to our shareholders.
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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 10, 2018

SMARTSHEET INC.

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	December 10, 2018