Form 10-K
period 2019-01-31
SMARTSHEET INC
filed 2019-04-01
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the stock of the Registrant as of July 31, 2018 (based on a closing price of $21.50 per share) held by non-affiliates was approximately $652.2 million. As of March 22, 2019, there were 105,543,350 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2019.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K, or Annual Report, to “Smartsheet,” “Company,” “our,” “us,” and “we” refer to Smartsheet Inc. and where appropriate, its consolidated subsidiaries.
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors." Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the highly competitive nature of work execution software and product introductions, promotional activity by our competitors, and our ability to differentiate our platform and applications;

•	our ability to introduce new and enhanced product offerings and the continued market adoption of our platform;

•	the effect of litigation, complaints, or adverse publicity on our business;

•	our ability to attract new customers and expand sales to existing customers;

•	our ability to provide effective customer support;

•	our ability to execute our “land-and-expand” strategy;

•	the security and reliability of our co-location data centers and the public cloud infrastructure that we use;

•	our ability to expand our sales force to address effectively the new industries, geographies, and types of organizations we intend to target;

•	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

•	our liquidity and working capital requirements;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to protect and enhance our brand and intellectual property;

•	the costs related to defending intellectual property infringement and other claims;

•	privacy and data protection laws, actual or perceived privacy or data breaches, other data security incidents, or the loss of data;

•	future regulatory, judicial, and legislative changes in our industry; and

•	future arrangements with, or investments in, other entities or associations, products, services or technologies.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described in the section titled “Risk Factors” and elsewhere in this Annual Report. The risks described in the section titled “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect our business, financial condition, or results of operations. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or will occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report or to conform these statements to actual results or revised expectations.
You should read this Annual Report and the documents that we reference with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

Part I
Item 1. Business
Overview
We empower everyone to improve how they work. We are a leading cloud-based platform for work execution, enabling teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. As of January 31, 2019, over 95,000 customers, including over 78,000 domain-based customers, relied on Smartsheet to implement, manage, and automate processes across a broad array of departments and use cases.
The nature of work has changed and most work is unstructured or dynamic. The growing volume and variety of information has complicated the process for executing work across teams that are increasingly multidisciplinary and geographically distributed. Unstructured or dynamic work is work that has historically been managed using a combination of email, spreadsheets, whiteboards, phone calls, and in-person meetings to communicate with team members and complete projects and processes. It is frequently changing, often ad-hoc, and highly reactive to new information. Rigid applications, such as ticketing, enterprise resource planning (“ERP”), or customer relationship management (“CRM”), systems are poorly suited to manage unstructured work. For nearly 30 years, organizations have primarily relied on lightweight tools to manage dynamic or unstructured work. Reliance on these tools limits visibility and accountability, creates information silos that slow decision-making, and results in delays, errors, and suboptimal outcomes.
Business users need technology solutions they can configure and modify on their own. Today, many systems within an enterprise require IT to implement and manage them. Even tools that focus on the business user require some coding knowledge to incorporate business logic for workflows, integrate data from third-party systems, and adapt to changing business needs.
Smartsheet was founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities. Our platform serves as a single source of truth across work processes and fosters accountability and engagement within teams, leading to more efficient decision-making and better business outcomes. Our platform provides a number of solutions that eliminate the obstacles to capturing information, including a familiar and intuitive spreadsheet interface as well as easily customizable forms. Our reporting and automation capabilities further increase speed by reducing time spent on administration and repetitive work. We make it easy for teams to apply business logic to automate repetitive actions using an extensive list of conditions. Business users, with little or no training, can configure and modify our platform to customize workflows to suit their needs. Our familiar and intuitive user interface and functionality allows users to realize the benefits of our platform without changing the behaviors developed using everyday productivity tools.
People across organizations have similar needs no matter where they work or what they do. They need to manage workflows across teams, gain visibility into progress on a project in real-time, capture inputs, track and report on deliverables, prioritize actions, and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for over 2,000 documented use cases, including software migration planning, vendor and contract management, brand launches, compliance reporting, event planning, customer onboarding, budget approvals, patent application processing, talent acquisition, benefit and retirement tracking, sales enablement, pipeline management, sales operations, commissions calculations, marketing programs management, investor relations tracking, and website management, among others.
We have over 95,000 customers, including more than 78,000 domain-based customers, over 90 companies in the Fortune 100, and three-quarters of the companies in the Fortune 500. As of January 31, 2019, our Fortune 100 and Fortune 500 customers had annualized contract values, or ACVs, ranging from $108 to $2.9 million, and approximately half of our Fortune 500 customers had ACVs lower than $5,000 per year. Our customers typically begin using our platform for a single initiative or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands across an organization through new use cases and teams.
We deliver our cloud-based software platform through a subscription model. We have a digital sales model for self-service adoption through our website. We employ an efficient inside sales team that utilizes machine learning and lead scoring to respond to and convert other interested users within new and existing organizations. We also have a targeted field sales team dedicated to expanding our presence within existing enterprise relationships where we have identified significant opportunity for growth, and have developed reseller relationships to more efficiently reach international markets. This blended go-to-market model allows us to serve a larger, diverse user base without incurring excessive costs. The breadth of solutions we offer reflects the flexibility our users desire to purchase and use our platform in a way that most closely aligns with their needs and level of adoption.
Our Platform
Our platform is purpose-built to improve work execution for organizations and teams. We provide our customers with a robust set of capabilities to plan, capture, manage, automate, and report on work. Our platform enhances visibility and accountability in work execution and eliminates behaviors and processes that hinder productivity. We designed our platform to be accessible and valuable to all knowledge workers. Business users with no coding ability can share their work in Smartsheet across internal and external teams, and create and modify workflows to address specific use cases with our platform. Smartsheet offers multiple ways for customers to plan and manage their work using grids, projects, cards, and calendars; users can easily toggle between views to support their team’s preferred way of working.
We offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. During the year ended January 31, 2019, we also launched Accelerators, which are pre-packaged solutions designed as best-in-class solutions to support specific use cases. As of January 31, 2019, we offered five Accelerators, including Information Technology Project Management Office (“IT PMO”), Mergers and Acquisitions (“M&A”), and Customer Engagement.
Benefits of our Platform
Automation across the organization saves time and minimizes manual processing
We enable users to organize their unstructured work and apply business logic to automate actions that shorten work execution timelines without the need to write code. Business logic is used to determine the conditions under which the following types of automated actions occur: update requests, intake and collection of information, sending of information, notifications, approval requests, and automated actions across systems. These elements of automation reduce errors and time spent by teams on administration.
Real-time visibility drives more informed, faster decision-making
Our platform is designed to provide a single source of truth for all stakeholders. We break down information silos across teams and provide real-time visibility into the status of work and the actions required by each stakeholder. This visibility ensures clear ownership of actions and outcomes. Teams feel empowered to take action, leading to stronger engagement and faster time to completion. Line of business managers benefit from visibility into progress against goals, allowing them to react quickly to real-time information and enabling faster and more informed decision-making.
Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2019, we had over 800,000 paying users and over 4.0 million additional free users which we refer to as collaborators. Collaborators inside or outside a user’s organization are invited to work on our platform by a paid user, and can use our platform with limited functionality. This strategy is designed to increase paid conversions for those seeking to enjoy the complete functionality of our platform while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility and accountability are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.
Multiple levels of integration to garner the most benefit from Smartsheet and other systems
We enable business users to engage with our platform through systems they currently use. Through our third-party Connectors, we extend the reach and consistency of data from systems, such as those offered by Salesforce, Atlassian, ServiceNow, and Microsoft. Our Connectors also allow users to apply business logic and automated actions, increasing the value of these existing applications to our users. We also integrate our platform into popular document and communication applications from Google, Microsoft, and others. Such functionality enables our users to incorporate documents directly into our platform or access our platform through the application of their choice. In addition, we offer extensible application programming interfaces (“APIs”) that enable a broad ecosystem of partners and customers to integrate directly into our platform, increasing the value of existing custom-built applications and improving the experience for our users.
Enterprise features and functionality for scalable adoption within businesses
Companies rely on Smartsheet to manage a diverse set of business processes. We provide the scalability, compliance, and security needed to operate reliably for our customers. Our platform provides consistent program execution, enabling teams and organizations to administer programs with management, visibility, and reporting at scale. Customers can use our professional services offerings to create and administer programs for specific use cases. We also provide user management and compliance features that enable organizations to control user access and audit activity within our platform. We provide enterprise-grade security controls and data governance to enable customer compliance with applicable privacy regulations.
Our Growth Strategies
Our goal is to make our platform accessible for every organization, team, and worker relying on collaborative work to achieve successful outcomes. We plan to pursue this goal with the following strategies.
Attract more customers to Smartsheet
We believe the need for a work execution platform such as ours is broad, and we believe there is significant opportunity to grow our paid user base. We will continue to invest in our digital sales model, direct sales force, brand, product, and partner marketing to continue to land new customers and increase enterprise adoption. In addition, we will continue to grow our professional services function, and develop new and enhanced premium solutions like our Connectors, Control Center, and Accelerators to help land larger accounts and increase the scale of our deployments with customers.
Expand within our existing customer base
Our customers frequently increase their use of our platform as they realize the value they derive from adopting Smartsheet. As a result, we are working with customers to help them define new use cases within existing deployments, and expand usage of Smartsheet to additional teams in their organizations that would benefit from our platform. There are more than 4.0 million existing collaborators that we are focused on converting to paid users. In addition to broader deployments, we enable our customers to further derive value from Smartsheet through premium solutions such as our Connectors, Control Center, Dynamic View and Accelerators. Lastly, our professional services, customer success, and training teams provide our customers with implementation, training, and support services to help them expand their use of, and realize the full benefit of, Smartsheet.
Expand internationally
For the year ended January 31, 2019, we derived approximately 24% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally. Our platform is available in eight languages. By expanding our direct and indirect sales force focused outside of the United States, establishing international sales territories, and partnering with strategic resellers, we plan to grow our international sales. In October 2018, we opened our first international sales office in the U.K. focused on growing our presence within Western Europe.
Expand product features and functionality
We intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. For example, during the year ended January 31, 2019, we launched Accelerators which provide our customers with fast and reliable deployment of Smartsheet across specific use-cases. Many of the high-value solutions that we are developing are intended to be packaged and priced separately from our core user subscriptions.

Make additional investments in partnerships and integrations
To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality at no cost to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, and Dropbox. We offer powerful out-of-the-box Connectors with Salesforce, Atlassian, ServiceNow, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in these integrations, develop new partnerships, and enhance our architecture to support a wider range of Connectors with leading enterprise applications to increase the value, awareness, and adoption of our platform.
Pursue selective strategic acquisitions
We plan to pursue strategic acquisitions that we believe will be complementary to our existing offering, enhance our technology, and increase the value proposition we deliver to our customers. Our recent acquisition of Seattle-based TernPro, Inc. (“TernPro”) is an example, as we are planning to leverage TernPro’s content mark-up and approval features to accelerate the delivery of new capabilities to our customers.
Our Technology
We believe our collective domain knowledge, technical expertise, and decades of software development experience have allowed us to differentiate our platform from the competition. Our scalable multi-tenant architecture is designed to provide our customers with highly usable, secure, and reliable functionality.
Extensible technology platform
Our solutions are built on a common core platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities on our existing platform without re-architecting the infrastructure. This also enables our products to seamlessly integrate with one another and provide our customers with a better user experience while leveraging our platform. We also offer a broad set of APIs that allow our customers the ability to integrate their Smartsheet account with other systems, or build their own applications on top of our extensible platform.
Integrated mobile capabilities
We have invested in our common core framework and mobile development teams to extend the high performance functionality of our platform to smartphones and tablets. Our native mobile applications are built for both iOS and Android, and are designed to provide similar functionality to our desktop version, while also supporting mobile-first customer use cases.
Enterprise-grade security
Our customers frequently use our platform to store and manage highly-sensitive or proprietary information. Our approach to security includes a comprehensive information security program, governing the processing and security of customer information, and the appropriate physical, organizational, and technical controls designed to ensure the security of customer information collected, accessed, stored, or transmitted to or by Smartsheet. To ensure our controls remain up-to-date, we use external auditors to verify the adequacy of security measures and controls according to the American Institute of Certified Public Accountants (“AICPA”) SOC2 standards. In addition, we use external security experts to conduct penetration testing at least annually and make these audit and penetration test reports available to customers.
Scalable and reliable infrastructure
Our scalable architecture is designed to provide a highly reliable and available platform. We maintain this reliability by utilizing a combination of third-party co-location centers and large public cloud providers, giving us the ability to scale our infrastructure efficiently and cost-effectively. To ensure our platform is constantly available, we monitor our platform using the latest technologies.
Our Products
Smartdashboards
Smartdashboards provide real-time visibility into the status of work to align individuals, managers, and executives. Our dashboards provide real-time status of key performance indicators, trends, summary reports, and important deadlines. Teams can customize Smartdashboards to view and interact with live data and metrics most critical to their projects.

Smartportals
Smartportals allow business users to create customized landing pages for teams to easily locate and access from any device the entire set of resources available for a project without IT assistance. This ease of configuration and organization of data eliminates time wasted searching for information, allowing teams to focus on work execution rather than administration.
Smartcards
Smartcards provide a powerful visualization tool for teams to organize, share, and act on workflows. The ability to understand the flow of work from multiple perspectives enables teams to display information in the most effective format, foster engagement, and shorten time to action.
Smartgrids
Smartgrids offer a unified, customized view of work to keep teams on task and on time by easily tracking multiple moving parts. Configurable to support thousands of use cases through an extensible data model, multiple column types and a unique hierarchical approach to Smartgrids allow business users to not only visually group data, but to also establish relationships between important data. With flexible formulas and conditional formatting, Smartgrids are the foundation for the Smartsheet work execution platform. The platform delivers new levels of clarity with a centralized source of all project information, bringing teams together with cloud-based, real-time access.
Smartprojects
Smartprojects offer a familiar and intuitive interface with capabilities that foster collaboration among teams and organizations to improve work execution. Business users rely on Smartprojects to create a single source of truth for all project-related information. This consistency of information aligns team objectives and eliminates information silos, fostering accountability and promoting faster decision-making.
Smartcalendars
Smartcalendars align teams and organizations by connecting deadlines to workflows, while offering a familiar interface to effectively communicate timing expectations. Smartcalendars provide a comprehensive view of activities and critical timelines, including third-party calendar applications such as iCal and Google Calendar.
Smartforms
Smartforms create and customize forms using a simple user-friendly interface. Smartforms enable business users to collect information in a structured and consistent format. By minimizing manual processing, teams can move quickly to analyze and take action on the results.
Smartautomation
Smartautomation automates repetitive processes and accelerates work by creating automated actions triggered based on preset conditions. Smartautomation offers a diverse and granular rule set critical to supporting the broad range of manual, repetitive processes teams encounter.
Smartintegrations
Smartintegrations enable organizations and teams to connect, sync, and extend their existing enterprise applications across their workflows to create seamless work execution. We offer native connections to popular productivity applications, such as Google G Suite, Microsoft Office 365, Box, and Dropbox.
Connectors
Connectors provide embedded integrations with industry-leading systems of record, including those from Salesforce, Atlassian, and ServiceNow. Connectors enable data to be synchronized in real-time, fostering visibility and interoperability across these business platforms. We also provide extensible APIs to build custom applications and deep integrations with line of business systems.

Control Center
Control Center enables organizations to achieve consistent work execution at the individual user level across large scale projects or initiatives while reducing operational risk. Control Center provides enterprises with real-time visibility into projects so they can react quickly to changing conditions. Without burdening the team with manual reporting, executives and managers can review the status of projects at scale without disrupting the speed of execution.
Accelerators
Accelerators are pre-packaged solutions for specific, repeatable use cases, which we launched in fiscal 2019. Accelerators are intended to deliver immediate business value by leveraging best practices gained from insights across the company’s thousands of customers. As of January 31, 2019, we offered five Accelerators: IT PMO, Professional Services, M&A, Customer Engagement, and Sales Rep Onboarding.
Our Accelerator for IT PMO optimizes the entire IT project life cycle, from project prioritization through tracking, executive reporting, change management, and project archiving. The Accelerator delivers transparency, consistency and speed, with an easy-to-use interface that drives rapid user adoption.
Our Accelerator for Professional Services provides standardized plans, client reports and dashboards, consolidated portfolio reporting, and rich integrations with CRM systems like Salesforce, which help services leaders onboard customers effectively and on-time. This ensures a better experience and helps increase lifetime customer value.
Our Accelerator for M&A helps close acquisitions faster. Operational frameworks for evaluating acquisition targets, tracking due diligence activities, managing multiple workstreams, and planning the integration allow M&A leaders to navigate a complicated, high stakes process quickly and efficiently.
Our Accelerator for Customer Engagement solves sales management challenges with proven solutions for managing complex sales processes by providing clear program visibility, instant customer value and stakeholder engagement. This Accelerator provides complex sales deal alignment through better collaboration which increases deal closure success.
Our Accelerator for Sales Rep Onboarding helps sales training teams reduce onboarding costs and accelerates revenue attainment, while increasing sales rep retention. This Accelerator gives both sales reps and sales leadership better visibility into onboarding program effectiveness by linking progress to sales results.
In the future, we expect to release additional Accelerator packages based on customer needs and general market assessment.
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter or intra departmental teams. Dynamic View enables mixed internal and external teams to collaborate confidentially with vendors without them knowing about each other. This premium application simplifies views into complex work like order management scenarios where the process is complex but each person only needs a partial view of their work. Dynamic View is ideal for managing departmental requests like BI requests, marketing creative services, and sales tickets.
Data Uploader
Data Uploader allows business users to merge or replace data from virtually any system into Smartsheet so that a team’s key data sources live in the same place where work gets done. Data Uploader can automate the data upload process to centralize the disparate data, drive collaboration, provide real-time visibility into multiple business systems, and empower teams to be more efficient through effective work execution.
Employees
As of January 31, 2019, we had a total of 1,101 employees, of which 1,088 were full-time employees and 792 were located at our headquarters in Bellevue, Washington.
Sales and Marketing
Our marketing and sales teams work closely together to provide an easy way for potential users to discover, try, adopt, and expand usage of Smartsheet over time. We include demand generation, customer success, customer support, and professional services under the sales organization to align these efforts to best support our customers.

Marketing
Our marketing organization is responsible for increasing awareness of, and generating demand for, our platform, and fostering our community of users. We target potential users across a wide variety of departments and functions in organizations of all sizes and industries. We employ content marketing, search marketing, social marketing, influencer marketing, advertising, and other techniques that increase traffic to our website and encourage new users to sign up for a 30-day free trial and purchase our subscription services online. We engage frequently with respected technology analyst firms to educate them as to the benefits of our platform and accelerate the maturation of an appropriate market category.
We have also built marketing relationships with a number of technology companies, such as Microsoft and Google, to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach. Additionally, we hosted our second annual global customer conference, Smartsheet ENGAGE, in October 2018, to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer use cases and best practices.
Sales
Our sales organization is responsible for driving customer expansion and new customer opportunities. Our sales force is organized into separate teams focused on new customers, small to medium-sized businesses, large enterprises, geographic regions, and industries. Our assisted sales model relies on machine learning and lead scoring to identify users based on their likelihood to purchase our platform. Further, once we identify an opportunity for meaningful expansion within a customer organization, we can assign a customer success manager and an expansion sales representative to that customer. When an organization with more than 10,000 employees reaches a certain level of usage, we typically assign a field sales representative who is focused on growing adoption in these large accounts and expanding usage to a broader set of use cases.
Professional Services
Our professional services team provides our customers with implementation, training, and consulting services to help them realize the full benefits of Smartsheet. Our training programs include a mix of virtual and in-person offerings with different options focused either on helping onboard teams of users quickly or helping individuals achieve certification-level subject matter expertise. Our consulting and solution services teams provide configuration and use case optimization services.
Customer Support
Our platform is designed to minimize the need for customer support, as users can easily sign up and begin using it without assistance. We provide significant self-help resources including our extensive Help Portal and our active Community. Additionally, we provide free support channels for users based on their plan type with additional paid support offerings available. These include email and ticket submission for all users at no cost, along with access to phone support and subject matter expert appointments as part of our paid plans.
Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done fast and efficiently. As of January 31, 2019, we had over 78,000 domain-based customers with ACVs ranging from $108 to $2.9 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @cisco. An ISP customer is typically a small team or an individual that registers for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT services, marketing, media, non-profit, publishing, software, technology, and travel.
Research and Development
Our research and development team consists of our user experience, design, product management, and engineering teams. These groups are responsible for the design, development, testing, and delivery of new technologies and features for our platform. Our research and development team also includes our technical operations team which is responsible for scaling our platform and maintaining our co-location data centers and public cloud infrastructure. We invest substantial resources in research and development to drive core technology innovation and bring new products to market.

Competition
The market for work execution software is rapidly evolving. We face competition from a number of vendors with a variety of product offerings. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers such as Microsoft and Google that users have historically relied on to manage work. Certain of our features compete with current products and services offered by Asana, Atlassian, Planview, and Workfront. In addition, certain companies offer lightweight productivity solutions that compete with some of our platform’s features, including Asana and Workfront. Larger software vendors with substantial resources and smaller upstarts building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform. We believe that the principal competitive factors in our market include:
• ease of deployment and use of applications;
• product features, quality, and functionality;
• ability to automate processes;
• ability to integrate with other applications and systems;
• capability for customization, configurability, integration, security, scalability, and reliability of applications and solutions;
• vision for the market and product innovation;
• size of customer base and level of user adoption;
• pricing and total cost of ownership;
• strength of sales and marketing efforts;
• brand awareness and reputation; and
• customer experience, including support.
We believe we are positioned favorably against our competitors on the basis of the factors described above. Our ability to remain competitive will largely depend on our ongoing performance and the quality of our platform.
Intellectual Property
We rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. As of January 31, 2019, we had 10 issued patents in the United States that expire between 2019 and 2035, three issued patents internationally, as well as seven pending patent applications in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of January 31, 2019, we owned two U.S. and 23 international trademark registrations for the mark SMARTSHEET. We also own two pending trademark applications, and several domain names, including www.smartsheet.com.

Corporate Information
We were incorporated as Navigo Technologies, Inc. in Washington in June 2005. We changed our name to Smartsheet.com, Inc. in February 2006 and to Smartsheet Inc. in February 2017. Our principal executive offices are located at 10500 NE 8th Street, Suite 1300, Bellevue, Washington 98004. Our telephone number is (844) 324-2360. Our website address is www.smartsheet.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report.
Additional Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to Our Business and Industry
It is difficult to predict our future operating results.
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $53.9 million, $53.7 million, and $15.2 million during the years ended January 31, 2019, 2018, and 2017, respectively. As of January 31, 2019, we had an accumulated deficit of $160.5 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for collaborative work management platforms is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. Our competitors range in size, from diversified global companies with significant research and development and marketing resources, to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources.
Certain of our features compete with current or potential products and services offered by Asana, Atlassian, Planview, and Workfront. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell access to our platform to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide software and intellectual property for free. If our competitors’ products or services become more accepted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations, and financial condition may be harmed.
We depend on our co-location data centers and computing infrastructure operated by third parties and any service outages, delays or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. We are in the process of consolidating the hosting of our platform through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our co-location data centers and public cloud service providers may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. Our co-location data centers or those of our public cloud providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time with our public cloud service providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
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
Further, the providers of our co-location data center facilities and our public cloud services have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements with these providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated for any reason, if one of our co-location data center operators is acquired or ceases business, or if our migration to the public cloud results in interruptions, delays, outages, or needs to be halted or reversed, we may be required to transfer our servers and other infrastructure to new data center or public cloud facilities, and we may incur significant costs and possible service interruption(s) in connection with doing so.
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
Any errors, defects, disruptions, or other performance problems with our platform could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.
If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce or stop using our platform and we may incur significant liabilities.
Our services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other related data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program, and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects. If any of these threats circumvented our or our service providers’ security measures, they could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, including sensitive and personal information, or could otherwise disrupt our or our customers’ business operations, which could lead to litigation, damage to our reputation, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach.
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
Our future growth also depends upon expanding sales of our platform to, and renewing subscriptions with, existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers use our platform across their organization through new use cases and teams and purchase more subscriptions to our platform and our premium solutions such as Connectors and Control Center. If our existing customers do not expand their use of our platform through their organization and purchase additional subscriptions or premium solutions, our revenue may grow more slowly than expected, may not grow at all, or may decline.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. From January 31, 2016 to January 31, 2019 we have grown from 274 employees to 1,101 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base and recently hired new senior members of management. We anticipate that we will continue to expand our operations and employee and contractor headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.
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
Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	our ability to attract new customers, including internationally;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers obtained through self-service on our website and sales-assisted channels;

•	customer renewal rates and the extent to which customers subscribe for additional users and products;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to hire, train, and maintain our sales force;

•	the length of the sales cycle;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	changes in our pricing policies or offerings, or those of our competitors;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	timing and effectiveness of new sales and marketing initiatives;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us, and the costs associated with responding to and addressing such failures or breaches;

•	changes in laws and regulations that affect our business, and any lawsuits or other proceedings involving us or our competitors;

•	changes in foreign currency exchange rates or addition of currencies in which our sales are denominated; and

•	general economic, industry, and market conditions.
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
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycle may become longer and more expensive, we may encounter implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. In addition, to achieve acceptance of our platform by such customers, we will need to engage with senior management as well and not just gain acceptance of our platform from knowledge workers, who are often the initial adopters of our platform. As a result, sales efforts targeted at enterprise and government customers involve greater costs, longer sales cycles, greater competition, increased operational burden, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as training and support. In addition, larger enterprises and government agencies may demand more platform customization, integration and support services, and features. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, customer support, professional services resources, and internal resources and processes to these customers, resulting in increased costs, lengthened sales cycle, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If our platform fails to perform properly, or if we are unable to scale our platform to meet the needs of our customers, our reputation could be harmed, our market share could decline, and we could be subject to liability claims.
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
Because of the large amount of data that we collect and manage, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform and services could be diminished by a number of factors, including customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts; security breaches; or variability in user traffic for our platform. We may be required to issue credits or refunds for prepaid amounts related to unused fees or otherwise be liable to our customers for damages they may incur resulting from certain of these events. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service failures, such failure could interrupt our customers’ access to our platform, damage their perception of our applications’ reliability, and reduce our revenue. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be harmed and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. Our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence domestically and internationally and developing the infrastructure associated with being a public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
In addition, our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We sometimes engage contractors and other temporary workers to fill vacancies or otherwise provide services. Any incorrect classification of such staff could result in liability. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party APIs. While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us, change their features or platforms, restrict our access to their applications and platforms, or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from, or the market positions of, these partners generally, in relation to one another or to new competitors or technologies, could lead to losses in our relationships or customers, or a need to identify or transition to alternative channels for marketing our platform.
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
Brand promotion activities require us to make substantial expenditures. To date, we have not made significant investments in the promotion of our brand and our ability to successfully promote our brand is uncertain. However, we anticipate that our expenditures on brand promotion will significantly increase as our market expands. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
Our limited history with subscription and pricing models makes it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
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
We recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically one year. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of unearned revenue relating to subscriptions entered into during previous quarters. A decline in new or renewed subscriptions in any single quarter will likely only have a minor effect on our revenue for that quarter, and such a decline will reduce our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or customer retention rates, may not be fully reflected in our operating results until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers is recognized over the applicable subscription term. In addition, the majority of our costs are expensed as incurred, while subscription revenue is recognized over the life of the subscription period. Growth in the number of our customers could result in our recognition of more costs than revenue in the earlier periods of our customer agreements.
We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $58.8 million, $37.6 million, and $19.6 million during the years ended January 31, 2019, 2018, and 2017, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as pursuing authorization under the Federal Risk and Authorization Management Program. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
We license third-party software and depend on services from various third parties to operate our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our platform or cause our platform to fail, which could harm our business and be costly to correct. Such errors, defects, or failures could harm our reputation and result in liability to third parties, including customers. Many of these providers attempt to limit their liability for errors, defects, and failures, which could increase our operating costs.
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
Historically, we have generated a substantial majority of our revenue from customers in the United States. We have begun to expand internationally and plan to continue to expand our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing our platform and services;

•	lack of or delayed acceptance of localized versions of our platform and services;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	the difficulty of, and burden and expense involved with, compliance with privacy, data protection, and information security laws, such as the General Data Protection Regulation (“GDPR”);

•	economic weakness or currency-related crises;

•
the burden of complying with a wide variety of laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) of 1977, as amended, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell access to our platform in certain foreign markets, and the risks and costs of non-compliance;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	political instability, uncertainty, or change, such as that caused by the Brexit referendum and its pending resolution;

•	security risks in the countries where we are doing business; and

•	our ability to maintain our relationship with resellers to distribute our platform internationally.
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
Our customers can use our platform to collect, use, share, and store personal or identifying information. National, state and local governments and agencies in the countries in which we and our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing and disclosure of personal or identifying information obtained from consumers and other individuals, which could reduce our ability to offer our platform and services in certain jurisdictions or our customers’ ability to deploy our platform globally. Privacy-related laws and regulations can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, standards, and other obligations, such as GDPR, or the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, may limit the use and adoption of our platform; reduce overall demand for our platform; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; slow the pace at which we close sales transactions; restrict our ability to make product improvements; limit our ability to collect or utilize certain data; or create operational burden, any of which could harm our business. Moreover, if we or any of our employees fail to adhere to adequate data protection practices around the usage of our customers’ personal data, it may damage our reputation and brand.
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
Additionally, privacy laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, may be inconsistent among jurisdictions, and we expect these obligations to continue to evolve significantly. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation, increased costs of compliance, penalties for non-compliance, and limitations on data collection, use, disclosure, and transfer for us and our customers. For example, the State of California recently adopted the California Consumer Privacy Act or 2018 (“CCPA”), which will go into effect on January 1, 2020, with a 12 month look-back requiring compliance from January 1, 2019. The CCPA gives California residents certain rights with respect to their personal information and requires companies to make certain disclosures to consumers. The CCPA provides for financial penalties in the event of non-compliance and statutory damages in the event of a data security breach. Several foreign jurisdictions (e.g., Brazil, India, and Canada) have also adopted new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals.
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
U.S. federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws, or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations could also require us to modify our platform in order to comply with these laws or regulations. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or reduce demand for Internet-based services and platforms such as ours.
We use email as part of our platform for communication and workflow management. Government regulations and evolving practices regarding the use of email could restrict our use of email. We also depend on the ability of Internet service providers (“ISPs”), to prevent unsolicited bulk email, or “spam,” from overwhelming users’ inboxes. ISPs continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the functionalities of our platform. Any restrictions on our use of email would reduce user adoption of our platform and harm our business.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of January 31, 2019, we had 10 issued patents in the United States that expire between 2019 and 2035, three issued patents internationally, as well as seven pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third- party patents will not be asserted or prosecuted against us. In the future, others may claim that our platform and its underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology, platform, or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, implement expensive workarounds, or require that we comply with other unfavorable terms. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty or license fees, modification of our products, or refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline.
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
In connection with the audit of our consolidated financial statements for the years ended January 31, 2017 and 2018, our independent registered public accounting firm noted in its reports to our audit committee that there were a number of audit adjustments to our consolidated financial statements for the periods under audit. We identified that the cause of the audit adjustments was a lack of qualified accounting and financial reporting personnel with an appropriate level of experience. Given that during the years ended January 31, 2017 and 2018, we did not maintain a sufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis. As of January 31, 2019, this material weakness has not been remediated.
During the fiscal years ended January 31, 2018 and 2019, we hired additional experienced accounting and financial reporting personnel as well as implemented new financial systems, processes, and related internal controls over financial reporting. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further improving segregation of duties and evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

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
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. For instance, in January 2019, we completed our acquisition of TernPro, Inc., makers of Slope, an application that enables teams to collaborate on and manage creative work. We may be unable to identify suitable acquisition candidates in the future or to make these acquisitions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such acquisitions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize the acquired technology, offerings, or personnel, or accurately forecast the financial effect of an acquisition transaction. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016 the FASB issued ASU No. 2016-02, Leases: Topic 842 (“Topic 842”), for which we will record material right-of-use assets and lease liabilities on the balance sheet upon adoption. We will adopt Topic 842 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements.
We could be subject to additional sales tax or other tax liabilities.
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect such transaction taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable or an exemption from such taxes applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added, or other taxes where we have not historically done so, it could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business, results of operations, and financial condition.
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
As of January 31, 2019, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $82.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes.
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
The application of U.S. federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and harming our business.
Further, the Tax Cuts and Jobs Act (“TCJA”), was recently enacted into law, bringing about a wide variety of changes to the U.S. tax system, particularly at the corporate level. Although the TCJA includes a provision for lower corporate income tax rates, these rate reductions could be offset by other changes intended to broaden the tax base, for example, by limiting the ability to deduct interest expense and net operating losses. We continue to monitor developments in regard to the interpretations of the TCJA and the impact they may have on our business and financial results.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self-disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) to report these potential violations. At the end of August 2018, we submitted a report of investigation and mitigation to OFAC describing the extent of the access from embargoed countries as well as the processes we implemented to prevent future access from embargoed countries. In September 2018, we received a follow-up request from OFAC asking for certain portions of the data compiled in the investigation. We provided a response to OFAC within a week of their request, and as of March 29, 2019 we have not yet received any additional communications following our response. While these additional controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective. Although we do not expect this matter to have a material effect on our business, the maximum potential fine permitted under the regulations and costs related to this matter could be substantial.
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
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone region. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, loss of critical data, and inability to continue our operations, all of which could harm our operating results.
Risks Relating to Ownership of our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $49.04 through March 22, 2019. In addition to the factors discussed in this Annual Report, the trading prices of the securities of technology companies in general have been highly volatile.

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
Sales of a substantial amount of our Class A common stock in the public markets, particularly sales by our directors, executive officers and significant shareholders, or the perception that these sales may occur, may cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal shareholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.

Shares held by our employees, executive officers, directors, and the majority of our security holders that were previously subject to lock-up or market stand-off agreements are currently tradeable in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act, various vesting agreements, as well as our insider trading policy. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of January 31, 2019, we had options outstanding that, if fully exercised or settled, would result in the issuance of 12,451,739 shares of Class B common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 845,199 shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our IPO, and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

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
Moreover, because we are incorporated in the State of Washington, we are governed by the provisions of Chapter 23B.19 of the Washington Business Corporation Act (“WBCA”), which prohibits a “target corporation” from engaging in any of a broad range of business combinations with any “acquiring person,” which is defined as a person or group of persons who beneficially owns 10% or more of the voting securities of the “target corporation,” for a period of five years following the date on which the shareholder became an “acquiring person.”
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
Our amended and restated articles of incorporation provide that, unless we consent in writing to an alternative forum, the federal courts located in the state of Washington will be the sole and exclusive forum for claims under the Securities Act, and the federal and state courts located within the State of Washington (“Washington Courts”), will be the sole and exclusive forum for any internal corporate proceedings (as defined in the WBCA), subject to such courts having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one that is vested in the exclusive jurisdiction of a court or forum other than in Washington Courts, or for which the Washington Courts do not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated articles of incorporation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Bellevue, Washington, where we currently lease approximately 155,000 square feet under lease agreements that expire at various times from 2019 through 2026.
We also lease facilities on a long-term basis in Boston, Massachusetts, and Edinburgh, Scotland, and in several other locations on a short-term basis.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings, including third-party subpoenas for information of which we are the custodian, arising in the ordinary course of our business. We are not a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, or other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the New York Stock Exchange under the symbol "SMAR" since April 27, 2018. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of March 22, 2019, we had 60 holders of record of our Class A common stock and 98 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
Dividend Policy
We currently do not intend to declare or pay any cash dividends in the foreseeable future.

Stock Performance Graph
This stock performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Smartsheet Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our shareholders between April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2019 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.

Company/Index	Base Period 4/27/2018	7/31/2018	10/31/2018	1/31/2019
Smartsheet Inc.	$100.00	$110.26	$121.33	$160.92
S&P 500 Index	100.00	105.54	101.53	101.26
S&P 500 Information Technology Index	100.00	108.33	105.91	101.34

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Public Offering of Class A Common Stock
On May 1, 2018, we closed our IPO, in which we sold 11,745,088 shares of our Class A common stock (including 1,745,088 shares registered to cover an over-allotment option by the underwriters) and the selling shareholders sold 1,633,920 shares of our Class A common stock at a price to the public of $15.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-223914), which was declared effective on April 26, 2018. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, and Jefferies LLC acted as lead book-running managers for the offering.
The shares sold and issued in the IPO resulted in an aggregate gross offering price of approximately $200.7 million. We received net proceeds of $160.4 million after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning 10.0% or more of any class of our equity securities, or to any other affiliates.
There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on April 27, 2018.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial and Other Data
The following selected consolidated statements of operations data for the years ended January 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of January 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report.

	Year Ended January 31,
	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenue
Subscription	$157,529	$100,368	$62,416
Professional services	20,193	10,885	4,548
Total revenue	177,722	111,253	66,964
Cost of revenue
Subscription(1)	19,297	13,008	10,117
Professional services(1)	14,552	8,674	4,016
Total cost of revenue	33,849	21,682	14,133
Gross profit	143,873	89,571	52,831
Operating expenses
Research and development(1)	58,841	37,590	19,640
Sales and marketing(1)	106,067	72,925	40,071
General and administrative(1)	34,049	28,034	8,275
Total operating expenses	198,957	138,549	67,986
Loss from operations	(55,084)	(48,978)	(15,155)
Interest income (expense) and other, net	1,492	(435)	(29)
Net loss before income tax provision (benefit)	(53,592)	(49,413)	(15,184)
Income tax provision (benefit)	293	(307)	—
Net loss	$(53,885)	$(49,106)	$(15,184)
Deemed dividend(2)	—	(4,558)	—
Net loss attributable to common shareholders	$(53,885)	$(53,664)	$(15,184)
Net loss per share attributable to common shareholders, basic and diluted(3)	$(0.65)	$(2.94)	$(1.00)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted(3)	83,141	18,273	15,241

(1)	Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$346	$96	$35
Cost of professional services revenue	466	67	26
Research and development	5,873	6,029	452
Sales and marketing	5,163	1,707	428
General and administrative	4,055	10,565	193
Total share-based compensation expense	$15,903	$18,464	$1,134

Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$—	$53	$—
Cost of professional services revenue	—	9	—
Research and development	—	5,124	—
Sales and marketing	—	583	—
General and administrative	—	9,701	—
Total share-based compensation expense	$—	$15,470	$—

(2)	Please refer to Note 12 to our consolidated financial statements included elsewhere in this Annual Report for further information.

(3)
Please refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share attributable to common shareholders, basic and diluted.

	January 31,
	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$213,085	$58,158
Working capital	110,887	(1,234)
Total assets	308,744	116,604
Deferred revenue, current and non-current	96,133	57,281
Capital leases payable, current and non-current	5,932	6,546
Convertible preferred stock warrant liability	—	1,272
Convertible preferred stock	—	112,687
Total shareholders’ equity (deficit)	166,992	(80,741)
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	January 31,
	2019	2018	2017
Domain-based customers(1)	78,959	74,116	66,645
Average annualized contract value per domain-based customer	$2,454	$1,640	$1,106
Dollar-based net retention rate for all customers (trailing 12 months)	134%	130%	122%
(1) Domain-based customers are defined as customers with a unique email domain name such as @cisco.
For additional information about our key business metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31.
Overview
We empower everyone to improve how they work. We are a leading cloud-based platform for work execution, enabling teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. We were founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities.
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

	January 31,
	2019	2018	2017
Domain-based customers	78,959	74,116	66,645
Average annualized contract value per domain-based customer	$2,454	$1,640	$1,106
Dollar-based net retention rate for all customers (trailing 12 months)	134%	130%	122%
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
Components of Results of Operations
Revenue
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform. We recognize subscription revenue ratably over the term of the subscription period beginning on the date access to our platform is provided, as no implementation work is required, assuming all other revenue recognition criteria have been met.
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including third-party hosting fees and payment processing fees, employee-related costs such as salaries, wages, and related benefits, allocated overhead, software and maintenance costs, amortization of acquisition-related intangibles, and costs of Connectors between Smartsheet and third-party applications.
We intend to continue to invest in our platform infrastructure and our support organization. We currently utilize a combination of third-party co-location data centers and public cloud service providers. As our platform scales, we may require additional investments in infrastructure to host our platform and support our customers, which may negatively impact our subscription gross margin.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, travel costs, and billable expenses.
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
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, hardware- and software-related costs, overhead allocations, costs of outside services used to supplement our internal staff, and recruiting expenses. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
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
Interest income (expense) and other, net
Interest income (expense) and other, net consists of interest income from our investment holdings, expenses resulting from the revaluation of our convertible preferred stock warrant liability, interest expense associated with our capital leases, and foreign exchange gains and losses.

Income tax provision (benefit)
Our income tax provision has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Revenue
Subscription	$157,529	$100,368	$62,416
Professional services	20,193	10,885	4,548
Total revenue	177,722	111,253	66,964
Cost of revenue
Subscription(1)	19,297	13,008	10,117
Professional services(1)	14,552	8,674	4,016
Total cost of revenue	33,849	21,682	14,133
Gross profit	143,873	89,571	52,831
Operating expenses
Research and development(1)	58,841	37,590	19,640
Sales and marketing(1)	106,067	72,925	40,071
General and administrative(1)	34,049	28,034	8,275
Total operating expenses	198,957	138,549	67,986
Loss from operations	(55,084)	(48,978)	(15,155)
Interest income (expense) and other, net	1,492	(435)	(29)
Net loss before income tax provision (benefit)	(53,592)	(49,413)	(15,184)
Income tax provision (benefit)	293	(307)	—
Net loss	$(53,885)	$(49,106)	$(15,184)

(1)	Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$346	$96	$35
Cost of professional services revenue	466	67	26
Research and development	5,873	6,029	452
Sales and marketing	5,163	1,707	428
General and administrative	4,055	10,565	193
Total share-based compensation expense	$15,903	$18,464	$1,134

Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of subscription revenue	$—	$53	$—
Cost of professional services revenue	—	9	—
Research and development	—	5,124	—
Sales and marketing	—	583	—
General and administrative	—	9,701	—
Total share-based compensation expense	$—	$15,470	$—

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue.

	Year Ended January 31,
	2019	2018	2017
Revenue
Subscription	89%	90%	93%
Professional services	11	10	7
Total revenue	100	100	100
Cost of revenue
Subscription	11	12	15
Professional services	8	8	6
Total cost of revenue	19	19	21
Gross profit	81	81	79
Operating expenses
Research and development	33	34	29
Sales and marketing	60	66	60
General and administrative	19	25	12
Total operating expenses	112	125	102
Loss from operations	(31)	(44)	(23)
Interest income (expense) and other, net	1	—	—
Net loss before income tax provision (benefit)	(30)	(44)	(23)
Income tax provision (benefit)	—	—	—
Net loss	(30)%	(44)%	(23)%

Comparison of the years ended January 31, 2019 and 2018
Revenue

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Subscription	$157,529	$100,368	$57,161	57%
Professional services	20,193	10,885	9,308	86%
Total revenue	$177,722	$111,253	$66,469	60%
Percentage of total revenue
Subscription revenue	89%	90%
Professional services revenue	11%	10%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended January 31, 2019, followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$19,297	$13,008	$6,289	48%
Professional services	14,552	8,674	5,878	68%
Total cost of revenue	$33,849	$21,682	$12,167	56%
Gross profit	$143,873	$89,571	$54,302	61%
Gross margin
Subscription	88%	87%
Professional services	28%	20%
Total gross margin	81%	81%
Cost of subscription revenue increased $6.3 million, or 48%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to an increase of $3.4 million in employee-related expenses due to increased headcount, of which $0.3 million was related to share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $0.1 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $0.9 million in data center and hosting costs, an increase of $0.5 million in credit card processing fees, an increase of $0.4 million in each of software-related costs, allocated overhead, and amortization of acquisition-related intangibles, an increase of $0.2 million in travel-related costs, and an increase of $0.1 million in professional services and fees.
Our gross margin for subscription revenue was 88% and 87% for the year ended January 31, 2019 and 2018, respectively. Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale. As we add new functionality, expand internationally, migrate more of our infrastructure to cloud-based hosting providers, and serve more regulated markets, our gross margin for subscription revenue may decline.
Cost of professional services increased $5.9 million, or 68%, for the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase was primarily due to an increase of $5.0 million in employee-related expenses, of which $0.4 million was related to share-based compensation, as we continued to grow our professional services offerings and workforce, an increase of $0.5 million in allocated overhead costs, an increase of $0.2 million in fees paid to outside resources to supplement internal employees, and an increase of $0.1 million in software-related costs.
Our gross margin for professional services was 28% and 20% for the year ended January 31, 2019 and 2018, respectively. We expect our gross margin for professional services to decline in the future as we expand our team to support increasing demand.
Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	58,841	37,590	$21,251	57%
Percentage of total revenue	33%	34%
Research and development expenses increased $21.3 million, or 57%, for the year ended January 31, 2019 as compared to the year ended January 31, 2018. The increase was primarily due to an increase of $16.2 million in employee-related expenses due to increased headcount, of which $5.0 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $5.1 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $2.5 million in software-related costs, an increase of $1.3 million in allocated overhead expense, an increase of $1.1 million in costs of outside services used to supplement our internal staff, and an increase of $0.2 million in travel-related costs.
Sales and marketing expenses

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$106,067	$72,925	$33,142	45%
Percentage of total revenue	60%	66%
Sales and marketing expenses increased $33.1 million, or 45%, for the year ended January 31, 2019 as compared to the year ended January 31, 2018. The increase was primarily due to an increase of $25.4 million in employee-related expenses due to increased headcount, of which $4.0 million related to increased share-based compensation other than that related to the 2017 Tender Offer, and net of a $0.6 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase in marketing costs of $5.4 million, primarily due to a larger ENGAGE customer conference, investment in brand marketing, and pay-per-click advertising, an increase of $2.0 million in allocated overhead costs, an increase of $1.1 million in travel-related costs, and an increase of $0.4 million in software-related costs. These were partially offset by a decrease of $1.2 million in costs of outside services used to supplement our internal staff.

General and administrative expenses

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$34,049	$28,034	$6,015	21%
Percentage of total revenue	19%	25%
General and administrative expenses increased $6.0 million, or 21%, for the year ended January 31, 2019 as compared to the year ended January 31, 2018. The increase was primarily due to an increase in employee-related expenses of $2.0 million, of which $3.2 million related to increased share-based compensation expenses other than those related to the 2017 Tender Offer, and net of a $9.7 million decrease as a result of the 2017 Tender Offer. In addition, there was an increase of $1.4 million in costs of outside services used to supplement our internal staff, an increase of $0.9 million each in allocated overhead costs and software-related costs, an increase of $0.5 million in taxes, licenses and insurance, and an increase of $0.3 million in travel-related costs.
Interest income (expense) and other, net

	Year Ended January 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$1,492	$(435)	$1,927	N/M*
Percentage of total revenue	1%	—%
*N/M = not meaningful

For the year ended January 31, 2019 as compared to the year ended January 31, 2018, the change in interest income (expense) and other, net was primarily driven by an increase of $2.8 million in interest income. This was partially offset by an increase in convertible preferred stock warrant expense of $0.5 million, an unfavorable net change of $0.3 million related to foreign currency gains and losses, and an increase in interest expense of $0.1 million.
Comparison of the years ended January 31, 2018 and 2017
Revenue

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Revenue
Subscription	$100,368	$62,416	$37,952	61%
Professional services	10,885	4,548	6,337	139%
Total revenue	$111,253	$66,964	$44,289	66%
Percentage of total revenue
Subscription revenue	90%	93%
Professional services revenue	10%	7%
The increase in subscription revenue between periods was driven by contributions from new customers, as evidenced by the 11% increase in the number of domain-based customers, closely followed by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 130% for the trailing

12-month period ended January 31, 2018. During the 12-month period ended January 31, 2018, the number of customers with ACVs of $50,000 or more increased by 149%.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$13,008	$10,117	$2,891	29%
Professional services	8,674	4,016	4,658	116%
Total cost of revenue	$21,682	$14,133	$7,549	53%
Gross profit	$89,571	$52,831	$36,740	70%
Gross margin
Subscription	87%	84%
Professional services	20%	12%
Total gross margin	81%	79%
The increase in cost of subscription revenue was primarily due to an increase of $1.2 million in employee-related expenses due to increased headcount, an increase of $0.5 million in credit card processing fees, an increase of $0.5 million in costs of delivering Connectors to third-party applications, an increase of $0.4 million in data center and hosting-related costs as we increased capacity to support our growth, an increase of $0.2 million in allocated overhead costs, and an increase of $0.1 million in software subscription costs.
Our gross margin for subscription revenue increased as we continued to realize gains from economies of scale.
The increase in cost of professional services was primarily due to an increase of $3.6 million in employee-related expenses as we continued to grow our professional services offerings and workforce, an increase of $0.4 million in allocated overhead costs, an increase of $0.2 million in travel-related expenses as we delivered more professional services engagements in remote locations, an increase of $0.2 million in training costs and billable expenses, an increase of $0.1 million in software subscription costs, and an increase of $0.1 million for recruiting expenses.
Our gross margin for professional services increased because the timing for additional hiring lagged the delivery of services. We expect our gross margin for professional services to decline as we expand and build our team to support increasing demand.
Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Research and development	$37,590	$19,640	$17,950	91%
Percentage of total revenue	34%	29%
The increase in research and development expenses was primarily due to an increase of $15.1 million in employee-related expenses due to increased headcount, of which $5.1 million was related to share-based compensation expense from the 2017 Tender Offer and $0.5 million was related to all other share-based compensation expense, an increase of $1.2 million for software subscription costs and hardware maintenance expenses, an increase of $1.1 million in allocated overhead costs, an increase of $0.4 million in travel-related expenses, and an increase of $0.2 million for fees from external parties used to supplement our internal workforce and recruiting expenses.

Sales and marketing expenses

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Sales and marketing	$72,925	$40,071	$32,854	82%
Percentage of total revenue	66%	60%
The increase in sales and marketing expenses was primarily due to an increase of $21.5 million in employee-related expenses due to higher headcount, of which $0.6 million related to share-based compensation expense from the 2017 Tender Offer and $0.7 million related to all other share-based compensation expenses, an increase in marketing and event costs of $4.3 million partially due to our first ENGAGE customer conference conducted in September 2017, an increase of $2.7 million in allocated overhead expenses, an increase of $1.8 million in travel-related expenses, an increase of $1.3 million in consulting services, an increase of $0.9 million in software subscription costs, and an increase of $0.4 million for recruiting expenses.

General and administrative expenses

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
General and administrative	$28,034	$8,275	$19,759	239%
Percentage of total revenue	25%	12%
The increase in general and administrative expenses was primarily due to an increase of $15.4 million in employee-related expenses due to higher headcount, of which $9.7 million related to share-based compensation expense associated with the 2017 Tender Offer and $0.7 million related to all other share-based compensation expense. The remaining $4.4 million of the increase was primarily due to an increase in professional services of $1.3 million in areas of systems implementation, legal, and accounting as we prepared for readiness as a public company, an increase of $0.9 million in taxes, licenses, and insurance related expenses, an increase of $0.7 million in software subscription costs, an increase of $0.6 million in allocated overhead expenses, an increase of $0.3 million for travel-related expenses, an increase of $0.3 million for recruiting and other professional fees, and an increase of $0.3 million for bad debt expense associated with higher accounts receivable balances.

Interest income (expense) and other, net

	Year Ended January 31,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$(435)	$(29)	$(406)	N/M*
Percentage of total revenue	—%	—%
*N/M = not meaningful

The change in interest income (expense) and other, net was primarily driven by an increase of $0.6 million in convertible preferred stock warrant expense and an increase of $0.2 million in interest expense. These were partially offset by an increase of $0.2 million in interest income and a favorable net change of $0.2 million related to foreign currency gains and losses.
Quarterly Results of Operations and Other Data
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended January 31, 2019, as well as the percentage of total revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Apr. 30, 2017	Jul. 31, 2017	Oct. 31, 2017	Jan. 31, 2018	Apr. 30, 2018	Jul. 31, 2018	Oct. 31, 2018	Jan. 31, 2019
	(in thousands)
Revenue
Subscription	$20,375	$23,796	$26,441	$29,756	$32,057	$37,470	$41,520	$46,482
Professional services	1,861	2,871	2,946	3,207	4,262	4,914	5,348	5,669
Total revenue	22,236	26,667	29,387	32,963	36,319	42,384	46,868	52,151
Cost of revenue
Subscription(1)	2,989	3,433	3,278	3,308	4,236	4,588	4,873	5,600
Professional services(1)	1,508	1,944	2,385	2,837	3,087	3,567	3,831	4,067
Total cost of revenue	4,497	5,377	5,663	6,145	7,323	8,155	8,704	9,667
Gross profit	17,739	21,290	23,724	26,818	28,996	34,229	38,164	42,484
Operating expenses
Research and development(1)	6,508	12,588	8,901	9,593	12,844	14,412	15,599	15,986
Sales and marketing(1)	14,748	17,367	20,726	20,084	22,384	24,255	30,084	29,344
General and administrative(1)	3,680	14,046	4,552	5,756	6,798	8,524	8,888	9,839
Total operating expenses	24,936	44,001	34,179	35,433	42,026	47,191	54,571	55,169
Loss from operations	(7,197)	(22,711)	(10,455)	(8,615)	(13,030)	(12,962)	(16,407)	(12,685)
Interest income (expense) and other, net	13	(139)	97	(406)	(1,300)	749	860	1,183
Net loss before income tax provision (benefit)	(7,184)	(22,850)	(10,358)	(9,021)	(14,330)	(12,213)	(15,547)	(11,502)
Income tax provision (benefit)	—	—	—	(307)	—	88	22	183
Net loss	$(7,184)	$(22,850)	$(10,358)	$(8,714)	$(14,330)	$(12,301)	$(15,569)	$(11,685)

(1)	Amounts include share-based compensation expense other than related to the 2017 Tender Offer as follows:

	Three Months Ended
	Apr. 30, 2017	Jul. 31, 2017	Oct. 31, 2017	Jan. 31, 2018	Apr. 30, 2018	Jul. 31, 2018	Oct. 31, 2018	Jan. 31, 2019
	(in thousands)
Cost of subscription revenue	$9	$9	$14	$12	$34	$84	$96	$132
Cost of professional services revenue	12	11	17	18	47	150	149	120
Research and development	149	134	370	252	665	1,378	2,552	1,278
Sales and marketing	198	189	407	329	514	1,370	1,973	1,306
General and administrative	177	177	240	269	582	1,116	1,274	1,083
Total share-based compensation expense	$545	$520	$1,048	$880	$1,842	$4,098	$6,044	$3,919

Amounts also include share-based expense compensation expense related to the 2017 Tender Offer as follows:

	Three Months Ended
	Apr. 30, 2017	Jul. 31, 2017	Oct. 31, 2017	Jan. 31, 2018	Apr. 30, 2018	Jul. 31, 2018	Oct. 31, 2018	Jan. 31, 2019
	(in thousands)
Cost of subscription revenue	$—	$53	$—	$—	$—	$—	$—	$—
Cost of professional services revenue	—	9	—	—	—	—	—	—
Research and development	—	5,124	—	—	—	—	—	—
Sales and marketing	—	583	—	—	—	—	—	—
General and administrative	—	9,701	—	—	—	—	—	—
Total share-based compensation expense	$—	$15,470	$—	$—	$—	$—	$—	$—
All values from the statement of operations, expressed as percentage of total revenue were as follows:

	Three Months Ended
	Apr. 30, 2017	Jul. 31, 2017	Oct. 31, 2017	Jan. 31, 2018	Apr. 30, 2018	Jul. 31, 2018	Oct. 31, 2018	Jan. 31, 2019

Revenue
Subscription	92%	89%	90%	90%	88%	88%	89%	89%
Professional services	8	11	10	10	12	12	11	11
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue
Subscription	13	13	11	10	12	11	10	11
Professional services	7	7	8	9	8	8	8	8
Total cost of revenue	20	20	19	19	20	19	19	19
Gross profit	80	80	81	81	80	81	81	81
Operating expenses
Research and development	29	47	30	29	35	34	33	31
Sales and marketing	66	65	71	61	62	57	64	56
General and administrative	17	53	15	17	19	20	19	19
Total operating expenses	112	165	116	107	116	111	116	106
Loss from operations	(32)	(85)	(36)	(26)	(36)	(31)	(35)	(24)
Interest income (expense) and other, net	—	(1)	—	(1)	(4)	2	2	2
Net loss before income tax provision (benefit)	(32)	(86)	(35)	(27)	(39)	(29)	(33)	(22)
Income tax provision (benefit)	—	—	—	(1)	—	—	—	—
Net loss	(32)%	(86)%	(35)%	(26)%	(39)%	(29)%	(33)%	(22)%
Quarterly revenue trends
Our quarterly revenue increased sequentially in each of the periods presented due primarily to expansion within existing customers, increases in the number of new customers, and sales of new offerings.

We believe that our professional services business is subject to negative seasonal trends during the holiday period of our fourth fiscal quarter due to the fewer number of business days during this period. The growth in our business has offset this seasonal trend to date, but its impact may be more pronounced in future periods.
Quarterly cost of revenue and gross margin trends
Our quarterly gross margin has remained relatively consistent, varying between 80% and 81%, as we have invested in our own co-location data centers, which has generated economies of scale, partially offset by a proportional increase in lower-margin professional services revenue. As our professional services business continues to grow, as we continue to migrate more of our infrastructure to cloud-based hosting providers, and as we deploy additional cloud-based offerings, our gross margin may decline.
Quarterly operating expense trends
Total operating expenses generally increased for the fiscal quarters presented primarily due to the addition of personnel, related overhead, and investments in hardware and software in connection with the expansion of our business. Operating expenses for the three months ended July 31, 2017 were also affected by the incremental share-based compensation expense associated with the 2017 Tender Offer.
Our sales and marketing expenses as a percentage of total revenue generated in the three months ended October 31 of each year increased due to our ENGAGE customer conference. We intend to continue to host ENGAGE annually during our third fiscal quarter.
Our general and administrative expenses as a percentage of total revenue have increased since the quarter ended January 31, 2018 in preparation for, and as a result of, operating as a public company. We expect these expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
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
Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash used in operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating loss are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings are affected by a combination of factors, including the timing of sales, the mix of monthly and annual subscriptions sold and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.
Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense and amortization of acquisition-related intangible assets. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands)
Gross profit	$143,873	$89,571	$52,831
Add:
Share-based compensation expense(1)	812	163	61
Amortization of acquisition-related intangible assets	456	38	—
Non-GAAP gross profit	$145,141	$89,772	$52,892

Gross margin	81%	81%	79%
Non-GAAP gross margin	82%	81%	79%

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Year Ended January 31,
	2019	2018	2017
	(dollars in thousands)
Loss from operations	$(55,084)	$(48,978)	$(15,155)
Add:
Share-based compensation expense(1)	15,903	18,464	1,134
Amortization of acquisition-related intangible assets	480	40	—
One-time acquisition costs	196	195	—
Non-GAAP operating loss	$(38,505)	$(30,279)	$(14,021)

Operating margin	(31)%	(44)%	(23)%
Non-GAAP operating margin	(22)%	(27)%	(21)%

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.

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

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(2,855)	$(13,581)	$58
Less:
Purchases of property and equipment	(5,767)	(6,006)	(1,820)
Capitalized internal-use software	(3,017)	(3,350)	—
Payments on capital lease obligations	(3,253)	(2,326)	(303)
Free cash flow	$(14,892)	$(25,263)	$(2,065)

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

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Total revenue	$177,722	$111,253	$66,964
Add:
Deferred revenue (end of period)	96,133	57,281	32,712
Less:
Deferred revenue (beginning of period)	57,281	32,712	19,572
Calculated billings	$216,574	$135,822	$80,104

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	83,141	18,273	15,241
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	16,698	66,595	62,145
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	99,839	84,868	77,386

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time costs of acquisition, and remeasurement of convertible preferred stock warrant liability.

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Net loss	$(53,885)	$(49,106)	$(15,184)
Add:
Share-based compensation expense(1)	15,903	18,464	1,134
Amortization of acquisition-related intangible assets	480	40	—
One-time acquisition costs	196	195	—
Remeasurement of convertible preferred stock warrant liability	1,326	795	194
Non-GAAP net loss	$(35,980)	$(29,612)	$(13,856)

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.
Liquidity and Capital Resources
As of January 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $213.1 million which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through sales of equity securities, option exercises, and contributions from our Employee Stock Purchase Plan (“ESPP”), and capitalized leases. On May 1, 2018, upon the closing of the IPO, we received net proceeds of $160.4 million after deducting underwriting discounts and commissions of $12.3 million and other issuance costs of $3.4 million.
We believe our existing cash and cash equivalents and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our product. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2019, we had deferred revenue of $96.1 million, of which $95.8 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2019	2018	2017

Net cash provided by (used in) operating activities	$(2,855)	$(13,581)	$58
Net cash provided by (used in) investing activities	(13,784)	(809)	9,641
Net cash provided by financing activities	171,321	51,436	627
Effects of foreign exchange on cash, cash equivalents, and restricted cash	(36)	—	—
Net increase in cash, cash equivalents, and restricted cash	$154,646	$37,046	$10,326
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
During the year ended January 31, 2019, net cash used in operating activities was $2.9 million, driven by our net loss of $53.9 million, adjusted for non-cash charges of $35.7 million, and net cash inflows of $15.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commissions, depreciation of property and equipment, remeasurement of the convertible preferred stock warrant liability, and amortization of intangible assets. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $38.9 million, an increase in deferred commissions of $24.5 million, an increase in accounts receivable of $15.3 million, an increase in accounts payable and accrued expenses of $14.2 million, an increase in other long-term liabilities of $1.3 million, a decrease in prepaid expenses and other current assets of $0.5 million, and a decrease in other long-term assets of $0.2 million.

During the year ended January 31, 2018, net cash used in operating activities was $13.6 million, driven by our net loss of $49.1 million, adjusted for non-cash charges of $28.4 million, an increase in deferred revenue of $24.6 million, and net cash outflows of $17.4 million provided by changes in our operating assets and liabilities other than deferred revenue. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Other than changes in deferred revenue, other notable fluctuations in operating assets and liabilities included an increase in deferred commissions of $14.7 million, an increase in accounts receivable of $9.5 million, an increase in accounts payable and accrued expenses of $9.2 million, and an increase in prepaid expenses and other current assets of $1.9 million.
During the year ended January 31, 2017, net cash provided by operating activities was $0.1 million, driven by our net loss of $15.2 million, adjusted for non-cash charges of $4.5 million and net cash outflows of $2.4 million provided by changes in our operating assets and liabilities other than deferred revenue. Changes in deferred revenue contributed an additional inflow of $13.1 million as we recorded a 65% increase in billings during the year ended January 31, 2017 as compared to the year ended January 31, 2016. Non-cash charges primarily consisted of share-based compensation, depreciation and amortization of property and equipment, and remeasurement of the convertible preferred stock warrant liability. Other than changes in deferred revenue, other notable fluctuations in operating assets and liabilities included an increase in accounts receivable of $2.8 million as we primarily invoice our customers in advance and mostly for 12-month subscriptions, an increase in deferred commissions of$4.9 million, an increase in prepaid expenses and other current assets of $0.8 million, and an increase in accounts payable and accrued expenses of $6.1 million.
Investing activities
Net cash used in investing activities during the year ended January 31, 2019 of $13.8 million consisted of purchases of property and equipment of $5.8 million, payments for business acquisitions, net of cash acquired, of $5.0 million, and capitalized internal-use software development costs of $3.0 million.
Net cash used in investing activities during the year ended January 31, 2018 of $0.8 million was primarily attributable to proceeds from the sales and maturities of investments of $10.1 million, which was offset by purchases of property and equipment of $6.0 million, capitalized internal-use software development costs of $3.4 million, payments for business acquisition, net of cash acquired, of $1.5 million, and purchases of intangible assets of $0.1 million.
Net cash provided by investing activities during the year ended January 31, 2017 of $9.6 million was primarily attributable to proceeds from the sales and maturities of investments of $16.6 million, which was partially offset by purchases of investments of $5.1 million, and purchases of property and equipment of $1.8 million to support additional office space and headcount growth.
Financing activities
Net cash provided by financing activities during the year ended January 31, 2019 of $171.3 million was primarily due to $163.8 million in proceeds from the IPO, net of underwriters’ discounts and commissions, $7.1 million in proceeds from our ESPP, and $6.6 million in proceeds from the exercise of stock options. These proceeds were partially offset by principal payments on capital leases of $3.3 million, payments of deferred offering costs of $2.6 million, and taxes paid related to net share settlement of restricted stock units of $0.4 million.
Net cash provided by financing activities during the year ended January 31, 2018 of $51.4 million was primarily due to $52.4 million in proceeds from the issuance of Series F convertible preferred stock, and $2.2 million in proceeds from the exercise of stock options, partially offset by payments on principal of a capital lease of $2.3 million, and payments of deferred offering costs of $0.8 million.
Net cash provided by financing activities during the year ended January 31, 2017 of $0.6 million was primarily due to $0.9 million in proceeds from the exercise of stock options, partially offset by payments on principal of a capital lease of $0.3 million.

Obligations and Other Commitments
Our contractual obligations consist of obligations under our operating leases for office space, capital leases for our co-location data center-related equipment, our commitment with a cloud-based hosting service provider, and noncancelable purchase commitments. The following table summarizes our contractual obligations as of January 31, 2019:

	Payments Due by Period:
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
			(in thousands)
Operating lease obligations	$10,255	$22,414	$23,348	$23,064	$79,081
Capital lease obligations	3,970	2,239	—	—	6,209
Other obligations(1)	7,229	11,611	6	—	18,846
Total contractual obligations	$21,454	$36,264	$23,354	$23,064	$104,136
(1) Amounts include our commitment with a cloud-based hosting service provider for $4.0 million within one year and $11.0 million within one to three years.

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
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue recognition
We derive our revenue primarily from subscription services and professional services. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services, net of any sales taxes.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, we satisfy a performance obligation.
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform. Our subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to our platform is provided, as no implementation work is required, if consideration we are entitled to receive is considered probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
Certain of our subscription contracts contain performance guarantees related to service continuity. To date, refunds related to such guarantees have been immaterial in all periods presented.
Professional services revenue
Professional services revenue primarily includes revenue recognized from fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, monthly in arrears. Services revenue is recognized over time, as service hours are delivered. Smaller consulting engagements are on occasion provided for a fixed fee. These smaller consulting arrangements are typically of short duration (less than three months). In these cases, revenue is recognized over time, based on the proportion of hours of work performed, compared to the total hours expected to complete the engagement. Configuration and use case optimization services do not result in significant customization or modification of the software platform or user interface.
Training services are billed in advance, on a fixed-fee basis, and revenue is recognized after the training program is delivered, or after customer’s right to receive training services expires.
Associated out-of-pocket travel expenses related to the delivery of professional services are typically reimbursed by the customer. Out-of-pocket expense reimbursements are recognized as revenue at the point in time, or as, the distinct performance obligation to which they relate is delivered. Out-of-pocket expenses are recognized as cost of professional services revenue as incurred.
On occasion, we sell our subscriptions to third-party resellers. The price at which we sell to the reseller is typically discounted, as compared to the price at which we would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As we retain a fixed amount of the contract from the reseller, and do not have visibility into the pricing provided by the reseller to the end customer, the revenue is recorded net of any reseller margin.
Contracts with multiple performance obligations
Some of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately, as they have been determined to be distinct, i.e., the services are separately identifiable from other items in the arrangement and the customer can benefit from them on their own or with other resources that are readily available to the customer. The transaction price is allocated to the distinct performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are determined based on the prices at which we separately sell subscription services, consulting services and training, and based on our overall pricing objectives, taking into consideration market conditions, value of our contracts, the types of offerings sold, customer demographics, and other factors.
Accounts receivable
Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of the unconditional right to invoice, typically upon signing of the non-cancelable service agreement.
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts by considering the composition of the accounts receivable aging and historical trends on collectability. Amounts deemed uncollectible are recorded to the allowance for doubtful accounts in the consolidated balance sheets with an offsetting decrease in related deferred revenue and a charge to general and administrative expense in the statements of operations.
Deferred revenue
Deferred revenue is recorded for subscription services contracts upon establishment of unconditional right to payment under a non-cancelable contract before transferring the related services to the customer. Deferred revenue for such services is amortized into revenue over time, as those subscription services are delivered.
Similarly, we record deferred revenue for fixed-fee professional services upon establishment of an unconditional right to payment under a non-cancelable contract. Deferred revenue for training services is recognized as revenue upon delivery of training services or upon expiration of customer’s right to receive such services. Deferred revenue for consulting services is recognized as hours of service are delivered to the customer.
Deferred commissions
The majority of sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commission are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, expected customer life, the expected life of our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations.
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, hardware- and software-related costs, costs of outside services used to supplement our internal staff, and overhead allocations.
Internal-use software costs of $3.5 million were capitalized in the year ended January 31, 2019, of which $1.5 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $3.4 million were capitalized in the year ended January 31, 2018, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Business combinations
When we acquire a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill on our consolidated balance sheets totaled $5.5 million and $0.4 million at January 31, 2019 and 2018, respectively. Goodwill is tested for impairment annually on September 1, or more frequently if events or changes in circumstances indicate that impairment may exist. Based on the annual assessment, no indicator of impairment was noted and therefore no goodwill impairments were recorded during the years ended January 31, 2019, 2018, or 2017.
Self-funded health insurance
In December 2017, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data to estimate its self-funded insurance liability. As of January 31, 2019 and 2018, the Company’s net self-insurance reserve estimate was $0.8 million and $0.6 million, respectively, included in other accrued liabilities in the accompanying consolidated balance sheets.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. Expense is recognized on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.
The Company uses the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. The Company makes several estimates in determining share-based compensation and these estimates generally require significant analysis and judgment to develop. These assumptions and estimates are as follows:
Fair value of common stock. As our stock was not publicly traded prior to our IPO, we were required to estimate the fair value of common stock, as discussed in “Valuation of Common Stock” below.
Expected term. The expected term of options represents the period that share-based awards are expected to be outstanding. We estimate the expected term using the simplified method due to the lack of historical exercise activity for our company.
Risk-free interest rate. The risk-free interest rate is based on the implied yield available at the time of the option grant in the U.S. Treasury securities at maturity with a term equivalent to the expected term of the option.
Expected volatility. Expected volatility is based on an average volatility of stock prices for a group of publicly traded peer companies. In considering peer companies, we assess characteristics such as industry, state of development, size and financial leverage.
Dividend yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

If any assumptions used in the Black-Scholes option pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
In addition to the assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.
Valuation of common stock
Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair value of our common stock at the time of each option grant based upon several factors, including its consideration of input from management and contemporaneous third-party valuations.
The exercise price for all stock options granted was at the estimated fair value of the underlying common stock, as estimated on the date of grant by our board of directors in accordance with the guidelines outlined in the American Institute of Certified Public Accountants, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Each fair value estimate was based on a variety of factors, which included the following:
•contemporaneous valuations performed by an unrelated third-party valuation firm;
•the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock;
•the lack of marketability of our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of our management;
•our history and the timing of the introduction of new applications and capabilities;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business using valuation methods they deemed appropriate under the circumstances applicable at the valuation date.
One method, the market approach, estimates value based on a comparison of our company to comparable public companies in a similar line of business. To determine our peer group of companies, we considered public enterprise cloud-based application providers and selected those that are similar to us in size, stage of life cycle, and financial leverage. From the comparable companies, a representative market value multiple is determined which is applied to our operating results to estimate the value of our company. The market value multiple was determined based on consideration of the last 12-month revenue and the implied multiples for each of the comparable companies.
Another method, the prior sale of our stock approach, estimates value by considering any prior arm’s length sales of our equity. When considering prior sales of our equity, the valuation considers the size of the equity sale, the relationship of the parties involved in the transaction, the timing of the equity sale, and our financial condition at the time of the sale.

Once an equity value was determined, our board of directors used one of the following methods to allocate the equity value to each of our classes of stock: (1) the option pricing method, or OPM; or (2) a probability weighted expected return method, or PWERM.
The OPM treats common stock and preferred stock as call options on a business, with exercise prices based on the liquidation preference of the preferred stock. Therefore, the common stock only has value if the funds available for distribution to the holders of common stock exceed the value of the liquidation preference of the preferred stock at the time of a liquidity event, such as a merger, sale, or initial public offering, assuming the business has funds available to make a liquidation preference meaningful and collectible by shareholders. The common stock is modeled as a call option with a claim on the business at an exercise price equal to the remaining value immediately after the preferred stock is liquidated. The OPM uses the Black-Scholes option pricing model to price the call option.
The estimated value of the common stock derived from the OPM is then discounted by a non-marketability factor due to the fact that shareholders of private companies do not have access to trading markets similar to those enjoyed by shareholders of public companies, which impacts liquidity.
The PWERM employs various market approach calculations depending upon the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each shareholder class are considered to allocate the equity value to common shares. The common stock value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common stock value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario are based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock is based upon possible future exit events for our company.
Subsequent to the closing of the IPO on May 1, 2018, the fair value of our common stock is represented by the price quoted on the New York Stock Exchange.
Recent accounting pronouncements
See the sections titled “Summary of Significant Accounting Policies—Recently adopted accounting pronouncements” and “Recent accounting pronouncements not yet adopted” in Note 2 to our Consolidated Financial Statements for more information.
Emerging growth company status
As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $213.1 million as of January 31, 2019, of which $211.1 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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

As of January 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Smartsheet Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Smartsheet Inc. and its subsidiaries (the “Company”) as of January 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended January 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
April 1, 2019

We have served as the Company's auditor since 2012.

SMARTSHEET INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2019	2018	2017
Revenue
Subscription	$157,529	$100,368	$62,416
Professional services	20,193	10,885	4,548
Total revenue	177,722	111,253	66,964
Cost of revenue
Subscription	19,297	13,008	10,117
Professional services	14,552	8,674	4,016
Total cost of revenue	33,849	21,682	14,133
Gross profit	143,873	89,571	52,831
Operating expenses
Research and development	58,841	37,590	19,640
Sales and marketing	106,067	72,925	40,071
General and administrative	34,049	28,034	8,275
Total operating expenses	198,957	138,549	67,986
Loss from operations	(55,084)	(48,978)	(15,155)
Interest income (expense) and other, net	1,492	(435)	(29)
Net loss before income tax provision (benefit)	(53,592)	(49,413)	(15,184)
Income tax provision (benefit)	293	(307)	—
Net loss	$(53,885)	$(49,106)	$(15,184)
Deemed dividend	—	(4,558)	—
Net loss attributable to common shareholders	$(53,885)	$(53,664)	$(15,184)
Net loss per share attributable to common shareholders, basic and diluted	$(0.65)	$(2.94)	$(1.00)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	83,141	18,273	15,241
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2019	2018	2017
Net loss	$(53,885)	$(49,106)	$(15,184)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	(1)	(18)
Comprehensive loss	$(53,885)	$(49,107)	$(15,202)
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$213,085	$58,158
Accounts receivable, net of allowances of $1,234 and $457, respectively	30,173	14,870
Prepaid expenses and other current assets	3,922	4,628
Total current assets	247,180	77,656
Long-term assets
Restricted cash	2,620	2,901
Deferred commissions	29,014	15,291
Property and equipment, net	22,540	17,237
Intangible assets, net	1,827	1,547
Goodwill	5,496	445
Other long-term assets	67	1,527
Total assets	$308,744	$116,604
Liabilities, convertible preferred stock, and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$4,658	$2,641
Accrued compensation and related benefits	25,557	13,253
Other accrued liabilities	6,544	3,061
Capital leases payable	3,768	2,833
Deferred revenue	95,766	57,102
Total current liabilities	136,293	78,890
Capital leases payable, non-current	2,164	3,713
Deferred revenue, non-current	367	179
Convertible preferred stock warrant liability	—	1,272
Other long-term liabilities	2,928	604
Total liabilities	141,752	84,658
Commitments and contingencies (Note 14)

Convertible preferred stock
Convertible preferred stock, no par value; no shares authorized, issued, or outstanding as of January 31, 2019; 67,756,647 shares authorized, 67,619,377 shares issued and outstanding with aggregate liquidation preference of $113,217 as of January 31, 2018	—	112,687
Shareholders’ equity (deficit):
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2019; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Common stock, no par value; no shares authorized, issued, or outstanding as of January 31, 2019; 107,679,381 shares authorized, 20,280,741 shares issued and outstanding as of January 31, 2018	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 48,003,701 shares issued and outstanding as of January 31, 2019; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Class B common stock, no par value; 500,000,000 shares authorized, 56,967,742 shares issued and outstanding as of January 31, 2019; no shares authorized, issued, or outstanding as of January 31, 2018	—	—
Additional paid-in capital	327,510	25,892
Accumulated deficit	(160,518)	(106,633)
Total shareholders’ equity (deficit)	166,992	(80,741)
Total liabilities, convertible preferred stock, and shareholders’ equity (deficit)	$308,744	$116,604
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Change in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2016	61,284,703	$60,260	14,764,102	$—	$2,719	$(42,343)	$19	$(39,605)
Stock option exercises	—	—	1,514,793	—	930	—	—	930
Share-based compensation expense	—	—	—	—	1,134	—	—	1,134
Comprehensive loss	—	—	—	—	—	(15,184)	(18)	(15,202)
Balances at January 31, 2017	61,284,703	60,260	16,278,895	—	4,783	(57,527)	1	(52,743)
Issuance of convertible preferred stock	6,334,674	52,427	—	—	—	—	—	—
Stock option exercises	—	—	4,001,846	—	2,645	—	—	2,645
Share-based compensation expense	—	—	—	—	18,464	—	—	18,464
Comprehensive loss	—	—	—	—	—	(49,106)	(1)	(49,107)
Balances at January 31, 2018	67,619,377	112,687	20,280,741	—	25,892	(106,633)	—	(80,741)
Issuance of common stock under employee stock plans	—	—	4,331,279	—	10,221	—	—	10,221
Taxes paid related to net share settlement of equity awards	—	—	—	—	(380)	—	—	(380)
Issuance of common stock upon net exercise of warrant	—	—	134,603	—	2,598	—	—	2,598
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	11,745,088	—	160,401	—	—	160,401
Conversion of convertible preferred stock to common stock in connection with initial public offering	(67,619,377)	(112,687)	68,479,732	—	112,687	—	—	112,687
Share-based compensation expense	—	—	—	—	16,091	—	—	16,091
Comprehensive loss	—	—	—	—	—	(53,885)	—	(53,885)
Balances at January 31, 2019	—	$—	104,971,443	$—	$327,510	$(160,518)	$—	$166,992
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(53,885)	$(49,106)	$(15,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,903	18,464	1,134
Remeasurement of convertible preferred stock warrant liability	1,326	795	194
Depreciation of property and equipment	7,194	4,019	978
Amortization of deferred commissions	10,770	4,989	2,076
Unrealized foreign currency loss	37	—	—
Gain on disposal of assets	—	2	3
Amortization of intangible assets	510	57	11
Amortization of premiums, accretion of discounts and gain on investments	—	26	137
Changes in operating assets and liabilities:
Accounts receivable	(15,265)	(9,455)	(2,829)
Prepaid expenses and other current assets	481	(1,856)	(828)
Other long-term assets	207	(1,022)	9
Accounts payable	2,031	704	578
Other accrued liabilities	3,424	2,014	469
Accrued compensation and related benefits	8,732	6,466	5,052
Deferred commissions	(24,493)	(14,704)	(4,908)
Other long-term liabilities	1,322	457	26
Deferred revenue	38,851	24,569	13,140
Net cash provided by (used in) operating activities	(2,855)	(13,581)	58
Cash flows from investing activities
Purchases of property and equipment	(5,767)	(6,006)	(1,820)
Capitalized internal-use software development costs	(3,017)	(3,350)	—
Purchases of investments	—	—	(5,094)
Payments for business acquisition, net of cash acquired	(5,000)	(1,464)	—
Proceeds from sales of investments	—	900	3,655
Proceeds from maturity of investments	—	9,235	12,900
Proceeds from sale of computer equipment	—	1	—
Purchases of intangible assets	—	(125)	—
Net cash provided by (used in) investing activities	(13,784)	(809)	9,641
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions	163,844	—	—
Payments on principal of capital leases	(3,253)	(2,326)	(303)
Payments of deferred offering costs	(2,603)	(829)	—
Proceeds from issuance of convertible preferred stock	—	52,427	—
Proceeds from exercise of stock options	6,649	2,164	930
Taxes paid related to net share settlement of restricted stock units	(380)	—	—
Proceeds from Employee Stock Purchase Plan	7,064	—	—
Net cash provided by financing activities	171,321	51,436	627
Effect of foreign exchange on cash, cash equivalents, and restricted cash	(36)	—	—
Net increase in cash, cash equivalents, and restricted cash	154,646	37,046	10,326
Cash, cash equivalents, and restricted cash
Beginning of period	61,059	24,013	13,687
End of period	$215,705	$61,059	$24,013

Supplemental disclosures
Cash paid for interest	$324	$312	$187
Cash paid for income taxes	8	—	—
Purchases of fixed assets under capital leases	2,639	3,130	6,045
Accrued purchases of property and equipment, including internal-use software	992	181	227
Deemed dividends on convertible preferred stock	—	(4,558)	—
Deferred offering costs, accrued but not yet paid	12	648	—
Share-based compensation capitalized in internal-use software development costs	189	—	—
See notes to consolidated financial statements.

SMARTSHEET INC.
Notes to Consolidated Financial Statements

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
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year ends on January 31.
The consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; valuation of the Company’s share-based compensation, including the underlying deemed fair value of common stock (prior to the closing of the IPO); useful lives of property and equipment, including useful lives of internal-use software development costs; capitalization of internal-use software development costs; self-insurance costs incurred; calculation of allowance for doubtful accounts; inputs in revaluation of convertible preferred stock warrant (prior to the closing of the IPO); valuation of assets and liabilities acquired as part of business combinations; and valuation of deferred income tax assets and uncertain tax positions, among others.

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
Liquidity
The Company continues to be subject to the risks and challenges associated with companies at a similar stage of development, including the ability to raise additional capital to support future growth. Since inception through January 31, 2019, the Company has incurred losses from operations and accumulated a deficit of $160.5 million. Historically, the Company has financed its operations primarily through the sale of equity securities and customer payments. The Company believes its existing cash will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.
2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews consolidated financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Revenue recognition
The Company derives its revenue primarily from subscription services and professional services. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, net of any sales taxes.
The Company determines revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, the Company satisfies a performance obligation.

Subscription revenue
Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to the Company’s platform is provided, as no implementation work is required, if consideration the Company is entitled to receive is probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
Certain of the Company’s subscription contracts contain performance guarantees related to service continuity. To date, refunds related to such guarantees have been immaterial in all periods presented.
Professional services revenue
Professional services revenue primarily includes revenue recognized from fees for consulting and training services. The Company’s consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, monthly in arrears. Services revenue is recognized over time, as service hours are delivered. Smaller consulting engagements are, on occasion, provided for a fixed fee. These smaller consulting arrangements are typically of short duration (less than three months). In these cases, revenue is recognized over time, based on the proportion of hours of work performed, compared to the total hours expected to complete the engagement. Configuration and use case optimization services do not result in significant customization or modification of the software platform or user interface.
Training services are billed in advance, on a fixed-fee basis, and revenue is recognized after the training program is delivered, or after customer’s right to receive training services expires.
Associated out-of-pocket travel expenses related to the delivery of professional services are typically reimbursed by the customer. Out-of-pocket expense reimbursements are recognized as revenue at the point in time, or as the distinct performance obligation to which they relate is delivered. Out-of-pocket expenses are recognized as cost of professional services as incurred.
On occasion, the Company sells its subscriptions to third-party resellers. The price at which the Company sells to the reseller is typically discounted, as compared to the price at which the Company would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As the Company retains a fixed amount of the contract from the reseller, and does not have visibility into the pricing provided by the reseller to the end customer, the revenue is recorded net of any reseller margin.
Contracts with multiple performance obligations
Some of the Company’s contracts with customers contain multiple performance obligations. The Company accounts for individual performance obligations separately, as they have been determined to be distinct, i.e., the services are separately identifiable from other items in the arrangement and the customer can benefit from them on its own or with other resources that are readily available to the customer. The transaction price is allocated to the distinct performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are determined based on the prices at which the Company separately sells subscription, consulting, and training services, and based on the Company’s overall pricing objectives, taking into consideration market conditions, value of the Company’s contracts, the types of offerings sold, customer demographics, and other factors.
Accounts receivable
Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of the unconditional right to invoice, typically upon signing of the non-cancelable service agreement. Our typical payment terms provide for customer payment within 30 days of the date of the contract.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts by considering the composition of the accounts receivable aging and historical trends on collectability. Amounts deemed uncollectible are recorded to the allowance for doubtful accounts in the consolidated balance sheets with an offsetting decrease in related deferred revenue and a charge to general and administrative expense in the statements of operations. During the year ended January 31, 2019, activity related to the Company’s provision for doubtful accounts was as follows (in thousands):

Balance at January 31, 2018	$457
Additions	1,626
Write-offs	(849)
Balance at January 31, 2019	$1,234
Activity related to the Company’s provision for doubtful accounts during the years ended January 31, 2018 and 2017 was as follows (in thousands):

Balance at January 31, 2016	$24
Additions, net of write-offs	80
Balance at January 31, 2017	104
Additions, net of write-offs	353
Balance at January 31, 2018	$457
Deferred revenue
Deferred revenue is recorded for subscription services contracts upon establishment of unconditional right to payment under a non-cancelable contract before transferring the related services to the customer. Deferred revenue for such services is amortized into revenue over time, as those subscription services are delivered.
Similarly, the Company records deferred revenue for fixed-fee professional services upon establishment of an unconditional right to payment under a non-cancelable contract. Deferred revenue for training services is recognized as revenue upon delivery of training services or upon expiration of customer’s right to receive such services. Deferred revenue for consulting services is recognized as hours of service are delivered to the customer.
Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations.
Overhead allocations
The Company allocates shared costs, such as facilities (including rent, utilities, and depreciation on equipment shared by all departments), and information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest income earned on cash and cash equivalents is recorded in interest income (expense) and other, net in the accompanying statements of operations. Interest income was $3.3 million, $0.5 million, and $0.4 million for the years ended January 31, 2019, 2018, and 2017, respectively.
Restricted cash
Restricted cash as of January 31, 2019 consisted of $1.8 million related to collateral for an irrevocable letter of credit (entered into during the year ended January 31, 2019) for additional office space in Bellevue, and $0.8 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2018 consisted of $2.4 million related to collateral for irrevocable letters of credit and $0.5 million related to security deposits. The letters of credit that were outstanding as of January 31, 2018 were still in effect as of January 31, 2019; however, the requirement to maintain $2.4 million in cash collateral for those letters of credit was removed during the year ended January 31, 2019, and the restricted cash balance was reduced by this amount.
Restricted cash as of January 31, 2017 consisted of $1.6 million related to letters of credit for the Company’s Bellevue and Boston leases and $0.3 million related to a security deposit for the Company’s Boston lease.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	January 31,
	2019	2018	2017
Cash and cash equivalents	$213,085	$58,158	$22,086
Restricted cash	2,620	2,901	1,927
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$215,705	$61,059	$24,013
Property and equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5-7 years
Leasehold improvements are amortized over the shorter of the expected useful lives of the assets or the related lease term. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, hardware- and software-related costs, costs of outside services used to supplement our internal staff, and overhead allocations.
Internal-use software costs of $3.5 million were capitalized in the year ended January 31, 2019, of which $1.5 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $3.4 million were capitalized in the year ended January 31, 2018, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.0 million and $0.2 million for the years ended January 31, 2019 and 2018. There was no amortization expense of capitalized internal-use software costs for the year ended January 31, 2017. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Impairment of long-lived assets
Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. No impairments of long-lived assets were recorded during any of the periods presented.
Business combinations
When we acquire a business, the purchase price is allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair values. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Goodwill
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis (September 1), or whenever events or changes in circumstances indicate that impairment may exist. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, the Company calculates the estimated fair value of the reporting unit. Fair value is the price a willing buyer would pay for the reporting unit and is typically calculated using a discounted cash flow model. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value.
Leases and deferred rent
Leases are categorized at their inception as either operating or capital leases. Some lease agreements include incentives. Rent expense on the Company’s operating leases for office space is recognized using the straight-line method, over the term of the agreement generally beginning once control of the space is achieved, without regard to payment terms that defer the commencement date of required rent payments. Additionally, incentives received are treated as a reduction of expense over the term of the agreement. The difference between the rent payments and the calculated rent expense using the straight-line methodology is recorded as a deferred rent liability within the other accrued liabilities and other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Deferred rent as of January 31, 2019 and 2018 was $2.0 million and $0.6 million, respectively.
The Company begins to depreciate its capital lease assets, which mainly relate to leased data center equipment, once such equipment is received and ready for its intended use.
Self-funded health insurance
In December 2017, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2019 and 2018, the Company’s net self-insurance reserve estimate was $0.8 million and $0.6 million, respectively, included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the statements of operations. Advertising and marketing expenses were $20.6 million, $14.8 million, and $10.5 million for the years ended January 31, 2019, 2018, and 2017, respectively.
Deferred offering costs
Deferred offering costs of $3.4 million, primarily consisting of legal, accounting, and other fees related to the IPO, were offset against proceeds upon the closing of the IPO on May 1, 2018.
Convertible preferred stock warrant liability
The Company classified its warrant to purchase convertible preferred stock as a liability. The Company adjusted the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The convertible preferred stock warrant liability was included on the Company’s consolidated balance sheets and its revaluation was recorded as an expense in interest income (expense) and other, net. Upon the closing of the IPO on May 1, 2018, the related warrant liability was reclassified to additional paid-in capital.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. Expense is recognized on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.
The Company uses the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. The Company makes several estimates in determining share-based compensation and these estimates generally require significant analysis and judgment to develop.
Income taxes
Income taxes are accounted for using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. The first step is to evaluate if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit. The second step is to measure the tax benefit as the largest amount that is more than 50%

likely to be realized upon ultimate settlement. The Company reflects interest and penalties related to income tax liabilities as a component of income tax expense.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customers represented more than 10% of accounts receivable as of the years ended January 31, 2019 or 2018. No individual customers represented more than 10% of revenue for the years ended January 31, 2019, 2018, or 2017.
Net loss per share
Holders of the Company’s convertible preferred stock participated in dividends with holders of the Company’s common stock, but they were not contractually required to share in net losses. Accordingly, during periods of income, the Company was required to use the two-class method of calculating earnings per share. The two-class method requires that earnings per share be calculated separately for each class of security. As the Company incurred losses during the periods presented, the Company used the methods described below to calculate net loss per share.
The Company calculates basic net loss per share by dividing net loss attributable to common shareholders by the weighted-average number of the Company’s common stock shares outstanding during the respective period. Net loss attributable to common shareholders is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.
The Company calculates diluted net loss per share using the treasury stock and if-converted methods, which consider the potential impacts of outstanding stock options, restricted stock units (“RSUs”), shares issuable pursuant to our Employee Stock Purchase Plan (“ESPP”), warrants, and convertible preferred stock. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculated using the same formula as basic net loss per share.
Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016‑09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016‑09”), which simplifies the accounting and reporting of share-based payment transactions, including adjustments to how excess tax benefits and payments for tax withholdings should be classified, and provides the election to eliminate the estimate for forfeitures. The Company adopted this ASU effective February 1, 2018. The adoption resulted in the recognition of a U.S. deferred tax asset, which was fully offset by a corresponding increase to the valuation allowance on our U.S. federal and state deferred income tax assets, and therefore did not have a material impact on our consolidated financial statements. The Company did not elect to eliminate the estimate for forfeitures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which aims to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this ASU effective February 1, 2018. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). This guidance is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, and restricted cash in the statement of cash flows. When cash, cash equivalents, and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. The reconciliation can be presented either on the face of the statement of cash flows or in the notes to the consolidated financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted. The Company early adopted this ASU effective February 1, 2018, retrospectively applying the new guidance to the comparative period presented in our consolidated statements of cash flows. As a result of the adoption of this ASU, because movements to and from cash and restricted cash are no longer shown separately on the consolidated statements of cash flows, the Company’s cash used in investing activities decreased by $1.0 million for the year ended January 31, 2018 and the cash provided by investing activities increased by $0.6 million for the year ended January 31, 2017.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment. Under this new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted this guidance effective February 1, 2018 and applied the new guidance when evaluating goodwill for impairment during the year ended January 31, 2019.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance effective February 1, 2018. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases: Topic (842) (“ASU 2016-02”) and has modified the standard thereafter. This standard requires the recognition of a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. This standard also requires more detailed disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. We will adopt the new lease accounting standard on February 1, 2019, using the modified retrospective transition method and recording a cumulative-effect balance sheet adjustment. The adoption of the new lease accounting standard will have a material impact on our balance sheet on the date of adoption, primarily due to our office space operating leases discussed in Note 14.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect adoption of this ASU to have a material effect on the Company’s consolidated financial statements.
3. Revenue from Contracts with Customers
During the years ended January 31, 2019, 2018, and 2017 the Company recognized $55.3 million, $32.0 million, and $19.2 million of subscription revenue, respectively, and $1.5 million, $0.6 million, and $0.3 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2018, 2017, and 2016, respectively.
As of January 31, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, approximately $101.3 million of revenue was expected to be recognized from remaining performance obligations, of which $99.0 million related to subscription services and $2.3 million related to professional services. Approximately 97% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.

4. Deferred Commissions
Deferred commissions were $29.0 million as of January 31, 2019 and $15.3 million as of January 31, 2018.
Amortization expense for deferred commissions was $10.8 million, $5.0 million, and $2.1 million for the years ended January 31, 2019, 2018, and 2017, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2019	2018	2017
Numerator:
Net loss attributable to common shareholders	$(53,885)	$(53,664)	$(15,184)
Denominator:
Weighted-average common shares outstanding	83,141	18,273	15,241
Net loss per share, basic and diluted	$(0.65)	$(2.94)	$(1.00)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	January 31,
	2019	2018	2017
Convertible preferred shares (as converted)	—	68,480	62,145
Convertible preferred stock warrant	—	137	137
Shares subject to outstanding common stock awards	13,297	13,355	13,052
Shares issuable pursuant to the Employee Stock Purchase Plan	134	—	—
Total potentially dilutive shares	13,431	81,972	75,334
6. Investments
As of January 31, 2019 and January 31, 2018, the Company did not hold any available-for-sale investments.
7. Fair Value Measurements
Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The lowest level of significant input determines the placement of the fair value measurement within the following hierarchical levels:

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands) as of:

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$203,746			$203,746
Restricted cash:
Certificates of deposit		1,775		1,775
Total assets	$203,746	$1,775	$—	$205,521

	January 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$55,702	$—	$—	$55,702

Liabilities:
Convertible preferred stock warrant liability	$—	$—	$1,272	$1,272
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
At April 30, 2018, we transferred $2.6 million related to the Company’s Series C convertible preferred stock warrant out of our Level 3 liabilities and into our Level 2 liabilities. The Series C convertible preferred stock warrant liability was estimated using assumptions related to the remaining contractual term of the warrant, the risk-free interest rate, the volatility of comparable public companies over the remaining term, and the fair value of underlying shares. The significant unobservable input used in the fair value measurement of the Series C convertible preferred stock warrant liability as of January 31, 2018 was the fair value of the underlying stock at the valuation date. On April 27, 2018, the right to convert the preferred stock warrant was contingently exercised by the holder and settlement occurred with the closing of the IPO on May 1, 2018. As of April 30, 2018, the underlying stock price and term were observable and the instrument was therefore transferred to a Level 2 classification category prior to being extinguished on May 1, 2018. There were no other transfers in or out of our Level 1, 2, or 3 assets or liabilities during the years ended January 31, 2019 and 2018.

Changes in fair value of our level 3 financial liabilities were as follows (in thousands):

Balance as of January 31, 2017	$477
Increase in fair value of convertible preferred stock warrant liability	795
Balance as of January 31, 2018	1,272
Increase in fair value of convertible preferred stock warrant liability	1,326
Transfer out of Level 3	(2,598)
Balance as of January 31, 2019	$—
8. Property and Equipment, Net
As of the dates specified below, property and equipment (in thousands) consisted of the following:

	January 31,
	2019	2018

Computer equipment	$17,536	$12,539
Computer software, purchased and developed	6,958	3,415
Furniture and fixtures	5,410	3,797
Leasehold improvements	4,158	2,659
Total property and equipment	34,062	22,410
Less: accumulated depreciation	(11,522)	(5,173)
Total property and equipment, net	$22,540	$17,237
Depreciation expense was $7.2 million, $4.0 million, and $1.0 million for the years ended January 31, 2019, 2018, and 2017, respectively.
Property and equipment includes $11.8 million and $9.2 million of data center equipment purchased under capital leases at January 31, 2019 and 2018, respectively. Accumulated depreciation related to these leased assets was $6.1 million and $2.4 million at January 31, 2019 and 2018, respectively. Depreciation expense on capital leases, which is included in total depreciation expense described immediately above, was $3.6 million, $2.2 million, and $0.2 million for the years ended January 31, 2019, 2018, and 2017, respectively. These leased assets are included in the computer equipment category in the table above.
9. Goodwill and Net Intangible Assets
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. (“TernPro”) in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million was related to acquired software technology, and $0.3 million was related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date. The goodwill recognized in connection with the acquisition is primarily attributable to anticipated benefits from a future solution incorporating the acquired technology, and is not expected to be deductible for tax purposes. The intangible assets are finite-lived and will be amortized on a straight-line basis over their estimated useful lives, which were determined to be three years.
TernPro has been included in the Company’s consolidated results of operations since the acquisition date. TernPro’s results were immaterial to the Company’s consolidated results for the year ended January 31, 2019.
On December 28, 2017, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of Converse.AI, Inc. in an all-cash transaction. As a result of this acquisition, the Company recorded goodwill of $0.3 million (inclusive of net measurement period adjustments of $0.1 million) and identifiable intangible assets of $1.4 million.
The following table presents changes in the carrying amount of goodwill (in thousands):

Goodwill balance as of January 31, 2017	$—
Addition - acquisition of Converse.AI	445
Goodwill balance as of January 31, 2018	445
Measurement period adjustments related to Converse.AI acquisition	(116)
Addition - acquisition of TernPro	5,167
Goodwill balance as of January 31, 2019	$5,496
No goodwill impairments were recorded during the years ended January 31, 2019, 2018, or 2017.
The following table presents the components of net intangible assets (in thousands) as of:

	January 31,
	2019	2018
Acquired software technology	$1,866	$1,366
Acquired customer relationships	360	70
Patents	170	170
Domain name	13	13
Total intangible assets	2,409	1,619
Less: accumulated amortization	(582)	(72)
Total intangible assets, net	$1,827	$1,547
Amortization expense was $510 thousand, $57 thousand, and $11 thousand for the years ended January 31, 2019, 2018, and 2017, respectively.
As of January 31, 2019, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2020	$770
2021	722
2022	279
2023	9
2024	8
Thereafter	26
Total	$1,814

10. Convertible Preferred Stock
As of January 31, 2018, convertible preferred stock was as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)	Carrying Value (in thousands)	Liquidation Preference Prices per Share	Conversion Price per Share	Annual Dividend per Share (if declared)	Liquidation Participation Cap per Share
A	6,075,000	6,075,000	$486	$480	$0.08	$0.08	$0.0064	$0.16
A-1	500,000	500,000	80	80	0.16	0.16	0.0128	0.32
A-2	2,750,000	2,750,000	550	550	0.20	0.195434	0.016	0.40
A-3	2,000,000	2,000,000	500	500	0.25	0.23685	0.02	0.50
A-4	9,859,270	9,859,270	2,751	2,751	0.279	0.260872	0.0224	0.558
Total Series A	21,184,270	21,184,270	$4,367	$4,361

B	7,208,430	7,208,430	$1,250	$1,218	0.173408	0.173408	0.0138	0.346816

C	5,284,990	5,147,720	$1,500	$1,476	0.29139	0.29139	0.0234	0.58278
C-1	1,531,580	1,531,580	1,000	977	0.65292	0.65292	0.0522	1.30584
Total Series C	6,816,570	6,679,300	$2,500	$2,453

D	14,780,400	14,780,400	$17,500	$17,342	1.184	1.184	0.0948	N/A

E	11,432,303	11,432,303	$35,000	$34,886	3.0615	3.0615	0.2449	N/A

F	6,334,674	6,334,674	$52,600	$52,427	$8.3035	$8.3035	$0.66428	N/A
Total all series	67,756,647	67,619,377	$113,217	$112,687
Immediately prior to the closing of the IPO on May 1, 2018, all shares of our outstanding convertible preferred stock automatically converted into an aggregate of 68.5 million shares of Class B common stock. There was no convertible preferred stock outstanding at January 31, 2019.
11. Convertible Preferred Stock Warrant
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
On April 27, 2018, SVB contingently exercised its right to convert the preferred stock warrant in a “net exercise,” under which the number of issuable shares was reduced by the number of shares with an aggregate fair market value equal to the exercise price of the warrant, resulting in 2,667 shares surrendered and 134,603 shares offered in the IPO. The exercise and settlement of the underlying shares were conditional and were not executed until the closing of the IPO on May 1, 2018. There were no convertible preferred stock warrants outstanding at January 31, 2019.

12. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (“2005 Plan”), the 2015 Equity Incentive Plan (“2015 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
As of January 31, 2019 and 2018, an aggregate of 0 and 296,178, respectively, shares of common stock were available for issuance under the 2015 Plan. As of January 31, 2019 and 2018, an aggregate of 8,458,343 and 0, respectively, shares of common stock were available for issuance under the 2018 Plan.
Stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. RSUs are measured based on the grant date fair value of the awards, in general vest based on continuous employment over four years, and expire 10 years from the date of grant.
Stock options
The following table includes a summary of the option activity during the year ended January 31, 2019:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2018	13,355,439	$2.91	7.90	88,468
Granted	4,216,470	10.72
Exercised	(3,993,836)	1.54
Forfeited or canceled	(1,126,334)	5.90
Outstanding at January 31, 2019	12,451,739	5.72	8.04	319,519
Exercisable at January 31, 2019	4,826,895	3.02	7.12	136,883
Vested and expected to vest at January 31, 2019	11,424,048	5.52	7.98	295,432
The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2019, 2018, and 2017 was $4.66, $2.36, and $1.28, respectively.
The intrinsic value of options exercised was $66.7 million, $17.8 million, and $3.1 million during the years ended January 31, 2019, 2018, and 2017, respectively.

Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2019:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2018	130,000	$9.45
Granted	774,191	26.12
Vested	(32,500)	9.45
Forfeited or canceled	(26,492)	26.94
Outstanding at January 31, 2019	845,199	24.17
An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2019 and 2018 was $26.12 and $9.45, respectively.
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 ESPP. The ESPP became effective on April 26, 2018, with the effective date of our IPO.
Under our ESPP, eligible employees are able to acquire shares of our common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each March 25 and September 25) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
The following table includes a summary of shares available for issuance under our 2018 ESPP during the year ended January 31, 2019:

Shares Available for Issuance
2018 ESPP
Balance at January 31, 2018	—
Authorized	2,040,000
Granted	(320,218)
Forfeited	—
Balance at January 31, 2019	1,719,782
The aggregate number of shares reserved for issuance under our ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date under the ESPP by the number of shares equal to 1% of the total outstanding shares of our Class A common stock and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or such lesser number of shares as may be determined by our board of directors in any particular year. The aggregate number of shares issued over the term of our ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 20,400,000 shares of our Class A common stock.
As of January 31, 2019, $3.4 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.
Valuation assumptions
The fair value of employee stock options and ESPP purchase rights was estimated using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2019	2018	2017
Employee Stock Options
Risk-free interest rate	2.7%-2.9%	1.8%-2.6%	1.4%-2.3%
Expected volatility	40.2%-40.8%	41.7%-46.0%	49.0%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	2.0%-2.4%	N/A	N/A
Expected volatility	38.3%-42.2%	N/A	N/A
Expected term (in years)	0.33-0.49	N/A	N/A
Expected dividend yield	—%	N/A	N/A
The risk-free interest rate used in the Black-Scholes option pricing model is based on the U.S. Treasury yield that corresponds with the expected term at the time of grant. The expected term of an option is determined using the simplified method, which is calculated as the average of the contractual life and the vesting period. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options and ESPP purchase rights using volatilities of a group of public companies in a similar industry, stage of life cycle, and size. The Company does not currently issue dividends and does not expect to for the foreseeable future. Given the absence of an active market for the Company’s common stock prior to the IPO, the board of directors was required to estimate the fair value of the Company’s common stock at the time of each option grant based on several factors, including consideration of input from management and contemporaneous third-party valuations. These valuations included consideration of enterprise value and assessment of other common stock and convertible preferred stock transactions occurring during the period.

Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Cost of subscription revenue	$346	$96	$35
Cost of professional services revenue	466	67	26
Research and development	5,873	6,029	452
Sales and marketing	5,163	1,707	428
General and administrative	4,055	10,565	193
Total share-based compensation	$15,903	$18,464	$1,134
In the year ended January 31, 2018, subsequent to the sale of the Company’s Series F convertible preferred stock, the Company facilitated a tender offer (the “2017 Tender Offer”) in which certain of the Company’s current and former employees and directors sold shares of common and convertible preferred stock to other existing shareholders. The sale of shares by the employees, directors, and other shareholders was facilitated by the Company. A total of 6,477,843 shares of common and convertible preferred stock were tendered for a total purchase price of $55.0 million. Our quarterly trends in total operating expenses, operating loss, and net loss, were significantly impacted by this transaction, which took place and was completed during the three months ended July 31, 2017.
The premium over the fair value of the shares of common and convertible preferred stock that was paid by existing investors to current employees and directors, totaling $15.5 million, was recorded as share-based compensation expense for the year ended January 31, 2018. The excess over the fair value of the sale price of the shares of common and convertible preferred stock sold by non-employees, totaling $4.6 million, was recorded as a deemed dividend within additional paid-in capital in the year ended January 31, 2018.
Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017

Cost of subscription revenue	$—	$53	$—
Cost of professional services revenue	—	9	—
Research and development	—	5,124	—
Sales and marketing	—	583	—
General and administrative	—	9,701	—
Total share-based compensation expense	$—	$15,470	$—
As of January 31, 2019, there was a total of $39.6 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 3.1 years.
13. Income Taxes
The Company is liable for income taxes in the United States and the United Kingdom.

U.S. and international components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
United States	$(53,939)	$(49,303)	$(15,184)
Foreign	347	(110)	—
Loss before income taxes	$(53,592)	$(49,413)	$(15,184)
The expense (benefit) for income taxes consisted of (in thousands):

	Year Ended January 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	34	40	—
Foreign	69	—	—
	$103	$40	$—
Deferred and other:
Federal	$203	$(302)	$—
State	—	(45)	—
Foreign	(13)	—	—
	$190	$(347)	$—

Total tax expense (benefit)	$293	$(307)	$—
Income tax expense for the year ended January 31, 2019 was recognized primarily due to changes in purchase accounting related to the acquisition of Converse.AI that reduced the overall acquired deferred tax liability. As a result, the increase in the valuation allowance was recognized in income tax expense.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the “Tax Cuts and Jobs Act” (“TCJA”). The TCJA made broad and complex changes to the Internal Revenue Code, including but not limited to, a reduction in the U.S. corporate income tax rate to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, and a new provision designed to tax global intangible low-taxed income (“GILTI”).
The reduction in the corporate tax rate reduced the Company’s effective tax rate in future periods. Since the Company has a January 31 fiscal year end, the U.S. entity had a blended tax rate of 32.9% for the fiscal year ended January 31, 2018. As of January 31, 2018, the Company also remeasured its U.S. deferred tax assets and liabilities based upon the rates at which they were expected to reverse in the future. The result of the remeasurement was an $11.1 million reduction to the Company’s U.S. federal net deferred tax assets. A corresponding change was recorded to the valuation allowance.
The TCJA subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. An entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as a GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as period expense. The Company has elected to account for GILTI in the year the tax is incurred as a period cost.

The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Expected provision at statutory federal rate	$(11,254)	$(16,267)	$(5,163)
Tax credits	(2,408)	(1,327)	(896)
Change in valuation allowance	17,487	1,528	5,694
Share-based compensation	(4,631)	4,430	273
Impact of tax reform	—	11,125	—
Other	1,099	204	92
Total income tax provision (benefit)	$293	$(307)	$—
U.S. federal tax net operating loss carryforwards were approximately $82.3 million and $43.3 million at January 31, 2019 and 2018, respectively, which will expire on various dates, starting in 2025.
As of January 31, 2019 and 2018, the Company’s tax credit carryforwards for income tax purposes were approximately $6.3 and $3.9 million, respectively, net of uncertain tax positions for research and development credits. If not used, a portion of the tax credit carryforwards will begin to expire in 2031.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2019 and 2018 were as follows (in thousands):

	January 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$23,146	$13,848
Net operating loss carryforwards	18,972	9,994
Tax credits	6,340	3,873
Accrued compensation	1,963	39
Other	2,725	825
Total deferred tax assets	53,146	28,579
Valuation allowance	(45,761)	(24,406)
Total deferred tax assets, net	7,385	4,173
Deferred tax liabilities:
Capitalized commissions	(6,955)	(3,697)
Fixed assets	—	(149)
Intangibles	(398)	(327)
Total deferred tax liabilities	(7,353)	(4,173)
Net deferred tax assets	$32	$—
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $21.4 million during the period ended January 31, 2019. The increase in the valuation allowance each period was primarily related to U.S. federal and state losses incurred during the period.
The calculation of the Company’s tax obligations involves dealing with uncertainties in the application of complex tax laws and regulations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances, and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended January 31,
	2019	2018	2017
Balance, beginning of the year	$683	$—	$—
Increases to tax positions taken during the current year	808	360	—
Increases to tax positions taken in prior years	—	323	—
Decreases to tax positions taken in prior years	(75)	—	—
Balance, end of year	$1,416	$683	$—
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustments to its reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2019 and 2018. As of January 31, 2019 and 2018, the Company had $1.4 million and $0.7 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $1.4 million and $0.7 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2019, 2018, and 2017.
As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of January 31, 2018 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.

14. Commitments and Contingencies
Leases
The Company has operating lease agreements for office spaces on a long-term basis in Bellevue, Washington, Boston, Massachusetts, and Edinburgh, Scotland, and in several other locations on a short-term basis. The non-cancelable periods of our lease agreements expire at various times from 2019 through 2026.
Rent expense and related operating expenses for leased areas totaled $8.9 million, $5.0 million, and $2.5 million for the years ended January 31, 2019, 2018, and 2017, respectively.
The Company has capital lease agreements for data center equipment, with terms ranging from 36 months to 42 months and effective interest rates between 4.8% and 5.5%. Interest expense is recorded in interest income (expense) and other, net in the accompanying statements of operations. Interest expense totaled $0.4 million, $0.3 million, and $0.2 million for the years ended January 31, 2019, 2018, and 2017, respectively.
During the year ended January 31, 2018, the Company entered into two capital lease agreements for data center equipment, which totaled $3.1 million, including taxes. The effective interest rates on the leases range from 5.0% to 5.1%, each paid over 36 months.
During the year ended January 31, 2019, the Company entered into four capital lease agreements for data center equipment, which totaled $2.6 million, including taxes. The effective interest rates on the leases range from 4.8% to 5.5%, each paid over 36 months.
As of January 31, 2019, future minimum annual lease payments (in thousands) related to the lease agreements mentioned above were as follows:

	Operating Leases	Capital Leases	Total
Fiscal 2020	10,255	3,970	14,225
Fiscal 2021	11,121	1,776	12,897
Fiscal 2022	11,293	463	11,756
Fiscal 2023	11,536		11,536
Fiscal 2024	11,812		11,812
Thereafter	23,064		23,064
Total minimum lease payments	$79,081	$6,209	$85,290
Less: amount representing interest		277
Present value of capital lease obligations		$5,932
The Company entered into a three-year commitment with a cloud-based hosting service provider for $15.0 million in the period ended January 31, 2019, of which $4.0 million is to be paid in fiscal 2020, $5.0 million is to be paid in fiscal 2021, and an amount equal to the total commitment less the upfront payments and monthly charges incurred through fiscal 2021 is to be paid in fiscal 2022. As of January 31, 2019, the total commitment amount remained unpaid.
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

15. 401(k) and Pension Plans
In March 2008, the Company initiated a 401(k) plan for the benefit of its employees. No employer contributions were made to the 401(k) plan by the Company during the fiscal years ended January 31, 2019, 2018, or 2017.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. Contributions to the plan by the Company were insignificant during the years ended January 31, 2019 and 2018.
16. Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of, or serve in an advisory capacity to, companies that are customers or vendors of the Company. Related-party transactions were not material as of and for the years ended January 31, 2019, 2018, and 2017.
17. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Year Ended January 31,
	2019	2018	2017

United States	$135,761	$81,480	$47,110
EMEA	21,087	14,654	9,874
Asia Pacific	11,863	9,181	5,940
Americas other than the United States	9,011	5,938	4,040
Total	$177,722	$111,253	$66,964
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2019 and January 31, 2018, there was no significant property and equipment owned by the Company outside of the United States.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of January 31, 2019.
Because of the material weakness in our internal control over financial reporting, as discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2019, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.
Previously reported material weakness
During fiscal 2018, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002, as of December 31, 2017. This material weakness related to a lack of qualified accounting and financial reporting personnel with an appropriate level of experience, and resulted in a number of audit adjustments to our consolidated financial statements as of, and for the fiscal years ended, January 31, 2017 and 2018.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During fiscal 2019, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as the design and implementation of additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Therefore, as of January 31, 2019, this material weakness has not been remediated. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
Our remediation efforts activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting.
Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control
Other than implementation of initiatives intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation of the registered public accounting firm
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies. A report of management’s assessment regarding internal control over financial reporting will be required to be included in our Annual Report on Form 10-K for the fiscal year ending January 31, 2020.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2019.

Part IV
Item 15. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated May 19, 2017, as amended by the First Amendment to Amended and Restated Investors’ Rights Agreement October 26, 2017	S-1	333-223914	4.2	March 26, 2018
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.4	April 16, 2018
10.5⸶	2018 Employee Stock Purchase Plan, and form of offering document thereunder	S-1/A	333-223914	10.5	April 16, 2018
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Jennifer E. Ceran, dated July 25, 2016	S-1	333-223914	10.7	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.9⸶	Offer Letter by and between the Registrant and Andrew Lientz, dated October 30, 2015	S-1	333-223914	10.9	March 26, 2018
10.10⸶	Offer Letter by and between the Registrant and Gene M. Farrell, dated May 1, 2017	S-1	333-223914	10.10	March 26, 2018
10.11⸶	Offer Letter by and between the Registrant and Kara Hamilton, dated August 9, 2012	S-1	333-223914	10.11	March 26, 2018
10.12⸶	Offer Letter by and between the Registrant and Paul Porrini, dated February 19, 2018	S-1	333-223914	10.12	March 26, 2018
10.13⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018
10.14	Bank of America Building Office Lease by and between the Registrant and Bellevue Place Office, LLC dated October 27, 2014, as amended	S-1	333-223914	10.14	March 26, 2018
10.15	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated June 21, 2017					X
10.16	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 7, 2017					X
10.17	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 3, 2016					X
10.18	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated October 27, 2014					X

10.19⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	X
21.1	List of Subsidiaries	X
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm	X
24.1	Power of Attorney	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

⸶	Indicates a management contract or compensatory plan.

*
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 1, 2019

SMARTSHEET INC.

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	April 1, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark P. Mader and Jennifer E. Ceran, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, proxies, and agents, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	April 1, 2019
Mark P. Mader	(Principal Executive Officer)

/s/ Jennifer E. Ceran	Chief Financial Officer and Treasurer	April 1, 2019
Jennifer E. Ceran	(Principal Financial and Accounting Officer)

/s/ Geoffrey T. Barker	Chair of the Board of Directors	April 1, 2019
Geoffrey T. Barker

/s/ Brent Frei	Director	April 1, 2019
Brent Frei

/s/ Elena Gomez	Director	April 1, 2019
Elena Gomez

/s/ Ryan Hinkle	Director	April 1, 2019
Ryan Hinkle

/s/ Matt McIlwain	Director	April 1, 2019
Matt McIlwain

/s/ Jim White	Director	April 1, 2019
Jim White

/s/ Magdalena Yesil	Director	April 1, 2019
Magdalena Yesil