Form 10-Q
period 2019-04-30
SMARTSHEET INC
filed 2019-06-07
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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

(844) 324-2360
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, no par value per share	SMAR	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 31, 2019, there were 74,527,425 shares of the registrant’s Class A common stock and 32,037,234 shares of the registrant’s Class B common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Revenue
Subscription	$50,321	$32,057
Professional services	5,873	4,262
Total revenue	56,194	36,319
Cost of revenue
Subscription	6,201	4,236
Professional services	4,284	3,087
Total cost of revenue	10,485	7,323
Gross profit	45,709	28,996
Operating expenses
Research and development	20,238	12,844
Sales and marketing	35,413	22,384
General and administrative	10,939	6,798
Total operating expenses	66,590	42,026
Loss from operations	(20,881)	(13,030)
Interest income (expense) and other, net	1,037	(1,300)
Net loss before income tax benefit	(19,844)	(14,330)
Income tax benefit	(35)	—
Net loss	$(19,809)	$(14,330)
Net loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.68)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	105,595	21,008
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Net loss	$(19,809)	$(14,330)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—
Comprehensive loss	$(19,809)	$(14,330)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$208,799	$213,085
Accounts receivable, net of allowances of $1,369 and $1,234, respectively	33,286	30,173
Prepaid expenses and other current assets	6,413	3,922
Total current assets	248,498	247,180
Long-term assets
Restricted cash	862	2,620
Deferred commissions	31,823	29,014
Property and equipment, net	23,256	22,540
Operating lease right-of-use assets	51,514	—
Intangible assets, net	1,619	1,827
Goodwill	5,496	5,496
Other long-term assets	169	67
Total assets	$363,237	$308,744
Liabilities, convertible preferred stock, and shareholders’ equity
Current liabilities
Accounts payable	$4,723	$4,658
Accrued compensation and related benefits	18,071	25,557
Other accrued liabilities	8,186	6,544
Operating lease liabilities, current	9,423	—
Finance lease liabilities, current	3,410	3,768
Deferred revenue	108,759	95,766
Total current liabilities	152,572	136,293
Operating lease liabilities, non-current	44,571	—
Finance lease liabilities, non-current	1,994	2,164
Deferred revenue, non-current	302	367
Other long-term liabilities	1,003	2,928
Total liabilities	200,442	141,752
Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2019 and January 31, 2019	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 74,179,772 shares issued and outstanding as of April 30, 2019; 500,000,000 shares authorized, 48,003,701 shares issued and outstanding as of January 31, 2019	—	—
Class B common stock, no par value; 500,000,000 shares authorized, 32,198,631 shares issued and outstanding as of April 30, 2019; 500,000,000 shares authorized, 56,967,742 shares issued and outstanding as of January 31, 2019	—	—
Additional paid-in capital	343,120	327,510
Accumulated deficit	(180,325)	(160,518)
Total shareholders’ equity	162,795	166,992
Total liabilities, convertible preferred stock, and shareholders’ equity	$363,237	$308,744
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Change in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	—	$—	104,971,443	$—	$327,510	$(160,518)	$—	$166,992
Issuance of common stock under employee stock plans	—	—	1,406,960	—	9,159	—	—	9,159
Share-based compensation expense	—	—	—	—	6,453	—	—	6,453
Comprehensive loss	—	—	—	—	—	(19,809)	—	(19,809)
Balances at April 30, 2019	—	$—	106,378,403	$—	$343,122	$(180,327)	$—	$162,795

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2018	67,619,377	$112,687	20,280,741	$—	$25,892	$(106,633)	$—	$(80,741)
Issuance of common stock under employee stock plans	—	—	1,759,288	—	1,681	—	—	1,681
Share-based compensation expense	—	—	—	—	1,842	—	—	1,842
Comprehensive loss	—	—	—	—	—	(14,330)	—	(14,330)
Balances at April 30, 2018	67,619,377	$112,687	22,040,029	$—	$29,415	$(120,963)	$—	$(91,548)

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2019	2018
Cash flows from operating activities
Net loss	$(19,809)	$(14,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,296	1,842
Remeasurement of convertible preferred stock warrant liability	—	1,326
Depreciation of property and equipment	2,647	1,488
Amortization of deferred commission costs	3,858	1,997
Unrealized foreign currency loss	38	61
Amortization of intangible assets	208	127
Amortization of operating lease right-of-use assets	1,874	—
Changes in operating assets and liabilities:
Accounts receivable	(3,151)	(3,352)
Prepaid expenses and other current assets	(2,698)	(956)
Other long-term assets	(101)	(240)
Accounts payable	324	237
Other accrued liabilities	1,687	1,508
Accrued compensation and related benefits	(5,265)	(2,141)
Deferred commissions	(6,667)	(4,694)
Other long-term liabilities	—	(87)
Deferred revenue	12,928	9,060
Operating lease liabilities	(1,354)	—
Net cash used in operating activities	(9,185)	(8,154)
Cash flows from investing activities
Purchases of property and equipment	(1,338)	(497)
Capitalized internal-use software development costs	(1,553)	(313)
Net cash used in investing activities	(2,891)	(810)
Cash flows from financing activities
Payments of principal on finance leases	(1,014)	(759)
Payments of deferred offering costs	(12)	(1,495)
Proceeds from exercise of stock options	4,734	2,162
Proceeds from Employee Stock Purchase Plan	2,347	—
Net cash provided by (used in) financing activities	6,055	(92)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(23)	(25)
Net decrease in cash, cash equivalents, and restricted cash	(6,044)	(9,081)
Cash, cash equivalents, and restricted cash
Beginning of period	215,705	61,059
End of period	$209,661	$51,978
Supplemental disclosures
Cash paid for interest	$66	$81
Purchases of fixed assets under finance leases	486	—
Accrued purchases of property and equipment (including internal-use software)	614	474
Deferred offering costs, accrued but not yet paid	—	883
Share-based compensation expense capitalized in internal-use software development costs	156	—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2019 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC on April 1, 2019.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States and the United Kingdom. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our results of operations, financial position, and cash flows. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; capitalization of internal-use software development costs; valuation of assets and liabilities acquired as part of business combinations; and incremental borrowing rate estimates for operating leases, among others.
2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Restricted cash
Restricted cash as of April 30, 2019 consisted of $0.9 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2019 consisted of $1.8 million related to collateral for irrevocable letters of credit and $0.8 million related to security deposits. The amount of letters of credit that were outstanding as of January 31, 2019 were still in effect as of April 30, 2019, however they are now on an unsecured basis and as such the collateral was released.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	April 30,
	2019	2018
Cash and cash equivalents	$208,799	$49,657
Restricted cash	862	2,321
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$209,661	$51,978
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
Internal-use software costs of $1.6 million were capitalized in the three months ended April 30, 2019, of which $1.0 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $0.2 million were capitalized in the three months ended April 30, 2018, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $0.4 million and $0.2 million for the three months ended April 30, 2019 and 2018, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on the condensed consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

when it is reasonably certain that we will exercise that option. At April 30, 2019 we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them.
We utilize certain practical expedients and policy elections available under the lease accounting standard. For example, we do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less, and we combine lease and non-lease components for contracts containing real estate leases.
Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customers represented more than 10% of accounts receivable as of April 30, 2019 or January 31, 2019. No individual customers represented more than 10% of revenue for the three months ended April 30, 2019 or 2018.
Recently adopted accounting pronouncements
We adopted Accounting Standard Update (“ASU”) 2016-02, Leases - Topic 842 (“ASC 842”) on February 1, 2019 using the optional transition method described in ASU 2018-11, Leases - Targeted Improvements. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods.
The new lease standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases, and also requires additional quantitative and qualitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In adopting ASC 842, we utilized certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases and not recording right-of-use assets or lease liabilities for leases with terms of 12 months or less.
As a result of implementing this guidance, we recognized a $53.4 million net operating ROU asset and a $55.3 million operating lease liability, inclusive of $1.9 million previously classified as deferred rent, in our condensed consolidated balance sheet as of February 1, 2019. The adoption of ASC 842 did not have an impact on our accumulated deficit on our condensed consolidated balance sheet as of February 1, 2019 and is not expected to have a material impact on our condensed consolidated statements of operations or comprehensive loss.
See Note 10, Leases, of the accompanying notes to the condensed consolidated financial statements for additional information regarding our leases.
Recent accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

3. Revenue from Contracts with Customers
During the three months ended April 30, 2019 and 2018, the Company recognized $39.4 million and $23.9 million of subscription revenue, respectively, and $1.8 million and $0.9 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.
As of April 30, 2019, including amounts already invoiced and amounts contracted but not yet invoiced, approximately $113.7 million of revenue was expected to be recognized from remaining performance obligations, of which $111.2 million related to subscription services and $2.5 million related to professional services. Approximately 98% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $31.8 million as of April 30, 2019 and $29.0 million as of January 31, 2019.
Amortization expense for deferred commissions was $3.9 million and $2.0 million for the three months ended April 30, 2019 and 2018, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2019	2018
Numerator:
Net loss	$(19,809)	$(14,330)
Denominator:
Weighted-average common shares outstanding	105,595	21,008
Net loss per share, basic and diluted	$(0.19)	$(0.68)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2019	2018
Convertible preferred shares (as converted)	—	68,480
Convertible preferred stock warrant	—	137
Shares subject to outstanding common stock awards	14,053	15,656
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	42	—
Total potentially dilutive shares	14,095	84,273

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

6. Fair Value Measurements
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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	April 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$158,193	$—	$—	$158,193
Restricted cash:
Certificates of deposit	—	—	—	—
Total assets	$158,193	$—	$—	$158,193

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$203,746	$—	$—	$203,746
Restricted cash:
Certificates of deposit	—	1,775	—	1,775
Total assets	$203,746	$1,775	$—	$205,521
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
7. Goodwill and Net Intangible Assets
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. (“TernPro”) in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million related to acquired software technology, and $0.3 million related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2019.
The following table presents the components of net intangible assets (in thousands):

	April 30, 2019	January 31, 2019
Acquired software technology	$1,866	$1,866
Acquired customer relationships	360	360
Patents	170	170
Domain name	13	13
Total intangible assets	2,409	2,409
Less: accumulated amortization	(790)	(582)
Total intangible assets, net	$1,619	$1,827
Amortization expense was $208 thousand and $127 thousand for the three months ended April 30, 2019 and 2018, respectively.
As of April 30, 2019, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2020 (excluding the three months ended April 30, 2019)	$577
2021	722
2022	264
2023	9
2024	8
Thereafter	26
Total	$1,606
8. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
Stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years.
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

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
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2019:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2019	12,451,739	$5.72
Granted	600,592	38.37
Exercised and awarded	(1,163,606)	4.13
Forfeited or canceled	(103,842)	8.45
Outstanding at April 30, 2019	11,784,883	7.52
Exercisable at April 30, 2019	5,096,802	4.16
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2019:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2019	845,199	$24.17
Granted	1,524,826	39.89
Vested	(70,833)	14.15
Forfeited or canceled	(31,223)	32.17
Outstanding at April 30, 2019	2,267,969	34.94
The following table includes a summary of shares available for issuance under our 2018 Plan and our 2018 ESPP during the three months ended April 30, 2019:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2019	8,458,343	1,719,782
Authorized	5,248,572	1,049,714
Granted	(2,125,418)	(172,521)
Forfeited	135,065	—
Balance at April 30, 2019	11,716,562	2,596,975
As of April 30, 2019, $1.5 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2019	2018
Cost of subscription revenue	$235	$34
Cost of professional services revenue	217	47
Research and development	2,272	665
Sales and marketing	2,108	514
General and administrative	1,464	582
Total share-based compensation expense	$6,296	$1,842
9. Income Taxes
The provision for income taxes for interim tax periods is generally determined using an estimate of the Company’s annual effective tax rate, excluding jurisdictions for which no tax benefit can be recognized due to valuation allowances, and adjusted for discrete tax items in the period. Each quarter the Company updates its estimate of the annual effective tax rate and makes a cumulative adjustment if the estimated annual tax rate has changed.
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal and state deferred tax assets partially offset by the windfall from share-based compensation tax deductions.
The Company’s provision for income taxes for the three months ended April 30, 2019 was not significant to the Company’s operating results. The Company did not record a provision for income taxes for the three months ended April 30, 2018.
10. Leases
Leases
The company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows (in thousands):

Three Months Ended April 30, 2019
Operating lease cost	$2,731
Finance lease cost:
Amortization of assets	972
Interest on lease liabilities	66
Short-term lease cost	127
Variable lease cost	403
Total lease costs	$4,299

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	As of April 30, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$51,514
Finance lease assets	Property and equipment, net	5,284
Total leased assets		$56,798

Liabilities:
Current
Operating	Operating lease liabilities, current	$9,423
Finance	Finance lease liabilities, current	3,410
Non-current
Operating	Operating lease liabilities, non-current	44,571
Finance	Finance lease liabilities, non-current	1,994
Total Lease Liabilities:		$59,398
Other information related to leases was as follows (in thousands):

Three Months Ended April 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$2,167
Operating cash flows from finance leases	66
Financing cash flows from finance leases	1,014
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	486

Weighted-average remaining lease term (in years):
Operating leases	6.6
Finance leases	1.7

Weighted-average discount rate:
Operating leases	6.4%
Finance leases	4.8%
*Includes cash paid for lease liability accretion of $0.8 million.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

As of April 30, 2019, remaining maturities of lease liabilities (in thousands) were as follows:

	Operating Leases	Finance Leases
Remainder of fiscal 2020	$7,270	$3,005
Fiscal 2021	9,789	2,006
Fiscal 2022	9,930	578
Fiscal 2023	10,142	—
Fiscal 2024	10,371	—
Thereafter	18,885	—
Total lease payments	$66,387	$5,589
Less: imputed interest	(12,393)	(185)
Total	$53,994	$5,404
As of April 30, 2019, we had signed leases for additional office space that had not yet commenced. Future noncancelable lease payments associated with these agreements total $10.2 million, payable over lease terms of approximately 7 years.
Total rent and related operating expenses recorded under Topic 840, the previous lease standard, were approximately $1.5 million for the three months ended April 30, 2018.
11. Commitments and Contingencies
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
12. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended April 30,
	2019	2018

United States	$44,155	$27,139
EMEA	6,249	4,483
Asia Pacific	2,825	2,818
Americas other than the United States	2,965	1,879
Total	$56,194	$36,319
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2019 and January 31, 2019, there was no significant property and equipment owned by the Company outside of the United States.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements

13. Subsequent Events
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated May 1, 2019. The aggregate consideration payable in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.5 million in cash, subject to customary adjustments set forth in the Merger Agreement. Given the timing of the closing of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels: Individual, Business, Enterprise, and Premier, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer Control Center and Accelerators, which enable customers to implement solutions for a specific use case for large scale projects, initiatives, or processes. Professional services are offered to help customers create and administer solutions for specific use cases, and for training purposes.
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

	As of April 30,
	2019	2018
Domain-based customers	80,280	75,642
Average annualized contract value per domain-based customer	$2,675	$1,808
Dollar-based net retention rate for all customers (trailing 12 months)	134%	130%
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, travel-related expenses, third-party software-related expenses, recruiting expenses, and allocated overhead. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as our business grows and as we expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales.
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
We are incurring ongoing expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Interest income (expense) and other, net
Interest income (expense) and other, net consists of interest income from our investment holdings, interest expense associated with our finance leases, and foreign exchange gains and losses.

Income tax provision (benefit)
Our income tax provision has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Revenue
Subscription	$50,321	$32,057
Professional services	5,873	4,262
Total revenue	56,194	36,319
Cost of revenue
Subscription(1)	6,201	4,236
Professional services(1)	4,284	3,087
Total cost of revenue	10,485	7,323
Gross profit	45,709	28,996
Operating expenses
Research and development(1)	20,238	12,844
Sales and marketing(1)	35,413	22,384
General and administrative(1)	10,939	6,798
Total operating expenses	66,590	42,026
Loss from operations	(20,881)	(13,030)
Interest income (expense) and other, net	1,037	(1,300)
Net loss before income tax benefit	(19,844)	(14,330)
Income tax benefit	(35)	—
Net loss	$(19,809)	$(14,330)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Cost of subscription revenue	$235	$34
Cost of professional services revenue	217	47
Research and development	2,272	665
Sales and marketing	2,108	514
General and administrative	1,464	582
Total share-based compensation expense	$6,296	$1,842

The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended April 30,
	2019	2018
Revenue
Subscription	90%	88%
Professional services	10	12
Total revenue	100	100
Cost of revenue
Subscription	11	12
Professional services	8	8
Total cost of revenue	19	20
Gross profit	81	80
Operating expenses
Research and development	36	35
Sales and marketing	63	62
General and administrative	19	19
Total operating expenses	119	116
Loss from operations	(37)	(36)
Interest income (expense) and other, net	2	(4)
Net loss before income tax benefit	(35)	(40)
Income tax benefit	—	—
Net loss	(35)%	(40)%
Comparison of the three months ended April 30, 2019 and 2018
Revenue

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Subscription	$50,321	$32,057	$18,264	57%
Professional services	5,873	4,262	1,611	38%
Total revenue	$56,194	$36,319	$19,875	55%
Percentage of total revenue
Subscription revenue	90%	88%
Professional services revenue	10%	12%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended April 30, 2019, followed by contributions from new customers, as evidenced by the 6% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$6,201	$4,236	$1,965	46%
Professional services	4,284	3,087	1,197	39%
Total cost of revenue	$10,485	$7,323	$3,162	43%
Gross profit	$45,709	$28,996	$16,713	58%
Gross margin
Subscription	88%	87%
Professional services	27%	28%
Total gross margin	81%	80%
Cost of subscription revenue increased $2.0 million, or 46%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $1.2 million in employee-related expenses due to increased headcount, of which $0.2 million was related to share-based compensation expense, an increase of $0.2 million in each of data center costs, software-related costs, and allocated overheard, and an increase of $0.1 million in each of costs of outside services used to supplement our internal staff and credit card processing fees.
Our gross margin for subscription revenue was 88% and 87% for the three months ended April 30, 2019 and 2018, respectively.
Cost of professional services increased $1.2 million, or 39%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $0.9 million in employee-related expenses, of which $0.2 million was related to share-based compensation expense, and an increase of $0.2 million in allocated overhead costs.
Our gross margin for professional services was 27% and 28% for the three months ended April 30, 2019 and 2018, respectively.
Operating expenses
Research and development expenses

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$20,238	$12,844	$7,394	58%
Percentage of total revenue	36%	35%
Research and development expenses increased $7.4 million, or 58%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $6.0 million in employee-related expenses due to increased headcount, of which $1.6 million was related to share-based compensation expense, an increase of $0.6 million in both software-related costs and allocated overhead, and an increase of $0.1 million in costs of outside services used to supplement our internal staff.

Sales and marketing expenses

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$35,413	$22,384	$13,029	58%
Percentage of total revenue	63%	62%
Sales and marketing expenses increased $13.0 million, or 58%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase of $9.2 million in employee-related expenses due to increased headcount, of which $1.6 million related to increased share-based compensation expense, an increase in marketing costs of $1.5 million, an increase of $1.1 million in allocated overhead costs, an increase of $0.8 million in travel-related costs, and an increase of $0.5 million in software-related costs.
General and administrative expenses

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$10,939	$6,798	$4,141	61%
Percentage of total revenue	19%	19%
General and administrative expenses increased $4.1 million, or 61%, for the three months ended April 30, 2019 compared to the three months ended April 30, 2018. The increase was primarily due to an increase in employee-related expenses of $2.7 million, of which $0.9 million related to increased share-based compensation expense, an increase of $0.8 million in professional services and fees, an increase of $0.4 million in taxes, licenses, and insurance, and an increase of $0.3 million in allocated overhead costs.
Interest income (expense) and other, net

	Three Months Ended April 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income (expense) and other, net	$1,037	$(1,300)	$2,337	(180)%
Percentage of total revenue	2%	(4)%
For the three months ended April 30, 2019 compared to the three months ended April 30, 2018, the change in interest income (expense) and other, net was driven by a decrease of $1.3 million in warrant expense and an increase of $1.0 million in interest income.

Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the below referenced non-GAAP financial measures, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance, and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial measures presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash used in operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating loss are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings is affected by a combination of factors, including the timing of sales, the mix of monthly and annual subscriptions sold, and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.
Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended April 30,
	2019	2018
	(dollars in thousands)
Gross profit	$45,709	$28,996
Add:
Share-based compensation expense	452	81
Amortization of acquisition-related intangible assets	165	114
One-time acquisition costs	12	—
Non-GAAP gross profit	$46,338	$29,191

Gross margin	81%	80%
Non-GAAP gross margin	82%	80%

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended April 30,
	2019	2018
	(dollars in thousands)
Loss from operations	$(20,881)	$(13,030)
Add:
Share-based compensation expense	6,296	1,842
Amortization of acquisition-related intangible assets	200	120
One-time acquisition costs	330	47
Non-GAAP operating loss	$(14,055)	$(11,021)

Operating margin	(37)%	(36)%
Non-GAAP operating margin	(25)%	(30)%

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment, capitalized internal-use software, and payments on finance lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures and payments on finance lease obligations. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(9,185)	$(8,154)
Less:
Purchases of property and equipment	(1,338)	(497)
Capitalized internal-use software development costs	(1,553)	(313)
Payments of principal on finance leases	(1,014)	(759)
Free cash flow	$(13,090)	$(9,723)

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

Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $3.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Total revenue	$56,194	$36,319
Add:
Deferred revenue (end of period)	109,061	66,341
Less:
Deferred revenue (beginning of period)	96,133	57,281
Calculated billings	$69,122	$45,379

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	105,595	21,008
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	68,480
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	105,595	89,488

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended April 30,
	2019	2018
	(in thousands)
Net loss	$(19,809)	$(14,330)
Add:
Share-based compensation expense	6,296	1,842
Amortization of acquisition-related intangible assets	200	120
One-time acquisition costs	330	47
Remeasurement of convertible preferred stock warrant liability	—	1,326
Non-GAAP net loss	$(12,983)	$(10,995)
Liquidity and Capital Resources
As of April 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $208.8 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), and capitalized leases.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2019, we had deferred revenue of $109.1 million, of which $108.8 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2019	2018

Net cash used in operating activities	$(9,185)	$(8,154)
Net cash used in investing activities	(2,891)	(810)
Net cash provided by (used in) financing activities	6,055	(92)
Effects of changes in foreign currency exchange rates on cash, cash equivalents and restricted cash	(23)	(25)
Net decrease in cash, cash equivalents, and restricted cash	$(6,044)	$(9,081)
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

During the three months ended April 30, 2019, net cash used in operating activities was $9.2 million, driven by our net loss of $19.8 million, adjusted for non-cash charges of $14.9 million, and net cash outflows of $4.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and amortization of operating lease right-of-use assets. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $12.9 million, an increase in deferred commissions of $6.7 million, a decrease in accounts payable and accrued expenses of $3.3 million, an increase in accounts receivable of $3.2 million, an increase in prepaid expenses and other current assets of $2.7 million, and a decrease in operating lease liabilities of $1.4 million.
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
Investing activities
Net cash used in investing activities during the three months ended April 30, 2019 of $2.9 million consisted of spend on capitalized internal-use software development of $1.6 million and purchases of property and equipment of $1.3 million.
Net cash used in investing activities during the three months ended April 30, 2018 of $0.8 million was primarily attributable to purchases of property and equipment of $0.5 million and spend on capitalized internal-use software development of $0.3 million.

Financing activities
Net cash provided by financing activities during the three months ended April 30, 2019 of $6.1 million was primarily due to $4.7 million in proceeds from the exercise of stock options and $2.3 million in proceeds from our ESPP. These proceeds were partially offset by principal payments on finance leases of $1.0 million.
Net cash used in financing activities during the three months ended April 30, 2018 of $0.1 million was primarily due to payments of deferred offering costs of $1.5 million and payments of principal on finance leases of $0.8 million, partially offset by $2.2 million in proceeds from the exercise of stock options.
Obligations and Other Commitments
As of April 30, 2019, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through 2026. See Note 10, Leases, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and noncancelable purchase commitments. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 11, Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
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
Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2019. There have been no significant changes to these policies for the three months ended April 30, 2019 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.

 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $208.8 million as of April 30, 2019, of which $205.6 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents.
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
Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of April 30, 2019, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously identified material weakness
During fiscal 2018, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002, as of December 31, 2017. This material weakness related to a lack of qualified accounting and financial reporting personnel with an appropriate level of experience, and resulted in a number of audit adjustments to our consolidated financial statements as of, and for the fiscal years ended, January 31, 2017 and 2018.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During fiscal 2019, and the three months ended April 30, 2019, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as the design and implementation of additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
Our remediation efforts activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control over financial reporting
We adopted the new lease accounting standard, ASC 842, on February 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. As a result of the accounting standard adoption, we also implemented changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $19.8 million and $14.3 million during the three months ended April 30, 2019 and 2018, respectively. As of April 30, 2019, we had an accumulated deficit of $180.3 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Certain of our features compete with current or potential products and services offered by Asana, Atlassian, Planview, Workfront, Monday.com, and Airtable. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell access to our platform to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide products and services for free. If our competitors’ products or services become more accepted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations, and financial condition may be harmed.
We depend on our co-location data centers and computing infrastructure operated by third parties and any service outages, delays, or disruptions in these operations could harm our business and operating results.
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
If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce or stop using our platform, and we may incur significant liabilities.
Our services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program, and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats, and we anticipate being required to expend significant resources in an effort to protect against security breaches and incidents. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects.
Additionally, we engage vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our vendors and service providers may also be the targets of cyberattacks, malicious software programs, phishing attacks, and fraud. Our ability to monitor our vendors’ and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data.
A compromise of our or our service providers’ security measures due to any of the threats mentioned above could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, or other disruption to our or our customers’ business operations, which could lead to litigation, regulatory investigations and proceedings, damage to our reputation and market position, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or in an effort to prevent further or additional security incidents or breaches, and we may find it necessary or desirable to incur costs for remediation and other incentives offered to customers or other business partners following a security breach or other security incident in an effort to maintain business relationships.
Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative measures.
Further, not all of our customer and other agreements contain limitation of liability provisions and we cannot assure that any such limitations of liability provisions in our customer and user agreements or other contracts would be enforceable or adequate, or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Our future growth also depends upon expanding sales of our platform to, and renewing subscriptions with, existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers use our platform across their organization through new use cases and teams and purchase more subscriptions to our platform and our premium solutions. If our existing customers do not expand their use of our platform through their organization and purchase additional subscriptions or premium solutions, our revenue may grow more slowly than expected, may not grow at all, or may decline.
Additionally, increasing upsell to enterprise customers requires increasingly sophisticated and costly sales efforts targeted at senior management. There can be no assurance that our efforts would result in increased sales to existing customers or upsells, and additional revenue. If our efforts to upsell to our customers are not successful, our business would suffer. Moreover, many of our subscriptions are sold for a one-year term. While many of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term and we cannot assure you that our customers will renew subscriptions with a similar contract period or the same or greater number of users or premium solutions. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations. From January 31, 2016 to April 30, 2019 we have grown from 274 employees to 1,206 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base and recently hired new members of senior management. We anticipate that we will continue to expand our operations and personnel headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.

Our growth depends on our ability to expand our sales force.
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

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	the timing and effectiveness of new sales and marketing initiatives;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us, and the costs associated with responding to and addressing such failures or breaches;

•	changes in laws and regulations that affect our business, and any lawsuits or other proceedings involving us or our competitors;

•	changes in foreign currency exchange rates or addition of currencies in which our sales are denominated; and

•	general economic, industry, and market conditions.
We derive substantially all of our revenue from a single offering.
We currently derive, and expect to continue to derive, substantially all of our revenue from our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological change, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycle may become longer and more expensive, we may encounter implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. In addition, to achieve acceptance of our platform by such customers, we will need to engage with and gain the acceptance of knowledge workers, who are often the initial adopters of our platform, and senior management. As a result, sales efforts targeted at enterprise and government customers involve greater costs, longer sales cycles, greater competition, increased operational burden, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as training and support. In addition, larger enterprises and government agencies may demand more platform customization, integration and support services, and features. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycle, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
Because of the large amount of data that we collect and manage, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform and services could be diminished or otherwise impacted by a number of factors, including customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts; security breaches; or variability in user traffic for our platform. For instance, in December 2017, researchers identified significant CPU micro-architecture vulnerabilities commonly known as “Spectre” and “Meltdown.” These represent a new class of computer vulnerabilities that have required and continue to require us and providers of public cloud services to install software updates and patches to mitigate such vulnerabilities, sometimes causing servers to be offline or experience slowed performance. Industry experts researching this new vulnerability class have identified more vulnerabilities and expect this trend of vulnerabilities to continue. We continue to monitor this and other classes of vulnerabilities that may impact our business and the availability of our platform. Any such impact, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results.
We may be required to issue credits or refunds for prepaid amounts related to unused fees, or otherwise be liable to our customers for damages they may incur resulting from certain of these events. If a service provider fails to provide sufficient capacity to support our platform or otherwise experiences service failures, such failure could interrupt our customers’ access to our platform, damage their perception of the reliability of our applications, and reduce our revenue. In addition to potential liability, if we experience interruptions in the availability of our platform, our reputation could be harmed and we could lose customers.
Our insurance coverage may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including geographically expanding our presence domestically and internationally and developing the controls associated with being a public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
The loss of one or more of our key personnel could harm our business.
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
We do not have employment agreements other than offer letters with any employee, including our senior management team, and we do not maintain key person life insurance for any employee. The loss of one or more members of our senior management team, especially our President and Chief Executive Officer, Mark P. Mader, or other key employees may be disruptive to our business.
Our failure to attract, integrate, and retain highly qualified personnel could harm our business.
Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We sometimes engage contractors and other temporary workers to fill vacancies or otherwise provide services, and any incorrect classification of such staff could result in liability. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes in Internet-related hardware; mobile operating systems such as iOS and Android; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, and reduce our competitive advantage and harm our business.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party APIs. While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
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
Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to adopt additional features and services and expand their number of users, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective platform; the perceived value of our platform; and our ability to provide a quality customer success experience.
Brand promotion activities require us to make substantial expenditures. To date, we have not made significant investments in the promotion of our brand and our ability to successfully promote our brand is uncertain. However, we anticipate that our expenditures on brand promotion will significantly increase as our market expands. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $20.2 million and $12.8 million during the three months ended April 30, 2019 and 2018, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as pursuing authorization under the Federal Risk and Authorization Management Program. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could lower our revenue and harm our business, results of operations, and financial condition.
Certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including failure to meet the uptime requirements under our customer agreements, we may be contractually obligated to provide these affected customers with service credits or refunds which could significantly affect our revenue in the period in which the uptime failure occurs or the period in which the credits are due. We could also face subscription terminations, which could significantly affect both our current and future revenue. Any service level failures could damage our reputation, which would also affect our future revenue and operating results.
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
We license third-party software and depend on services from various third parties to operate our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in our platform or cause our platform to fail, which could harm our business and be costly to correct. Such errors, defects, or failures could also harm our reputation and result in liability to third parties, including customers. Many of these providers attempt to limit their liability for errors, defects, and failures, which could limit our ability to recover from them and increase our operating costs.
We will need to maintain our relationships with third-party software and service providers and obtain software and services from such providers that do not contain errors or defects. Any failure to do so could adversely impact our ability to deliver our platform to our customers and could harm our operating results.
Our use of “open source” software could negatively affect our ability to offer and sell access to our platform and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform. Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.
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

•
the difficulty of, and burden and expense involved with, compliance with privacy, data protection, data residency, and information security laws and regulations, such as the General Data Protection Regulation (“GDPR”);

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

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	political instability, uncertainty, or change, such as that caused by the Brexit referendum and its ultimate resolution;

•	security risks in the countries where we are doing business; and

•	our ability to maintain our relationship with resellers to distribute our platform internationally.
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
Our forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.
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
Our customers can use our platform to collect, use, share, and store personal or identifying information. National, state, and local governments, and agencies in the countries in which we and our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, processing, and disclosure of personal or identifying information obtained from consumers and other individuals. Privacy-related laws and regulations can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, standards, and other obligations, such as the GDPR, or the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, may limit the use and adoption of our platform; reduce overall demand for our platform; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; slow the pace at which we close sales transactions; restrict our ability to make product or operations improvements; limit our ability to collect or utilize certain data; or create operational burden, any of which could harm our business. Moreover, if we or any of our employees fail to adhere to adequate data protection practices around the usage of our customers’ personal data, or if we are otherwise unable to comply with any of the foregoing laws or regulations, it may limit our ability to offer our platform and services in certain jurisdictions, or damage our reputation and brand.
Any systems failure, security breach, or other incident that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data practices, any of which could harm our business, operating results, and financial condition.
Additionally, privacy laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, may be modified, and may be inconsistent among jurisdictions, and we expect these obligations to continue to evolve significantly. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in increased regulation; increased costs of compliance; penalties for non-compliance; and limitations on data collection, use, disclosure, and transfer for us and our customers. For example, data transfer mechanisms on which we rely, such as the EU-U.S. and Swiss-U.S. Privacy Shield programs or the standard contractual clauses approved by the European Commission, have been subject to challenge and it is unclear whether they will continue to service as valid means for us to transfer personal data to the United States. Additionally, Brexit could lead to further legislative and regulatory changes in the United Kingdom. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated at the time, if any, that Brexit is effectuated.
Further, the State of California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which will go into effect on January 1, 2020, with a 12-month look-back period for certain provisions relating to disclosures to consumers. The CCPA provides new data privacy rights for consumers and expands the definition of “personal information,” which creates new and uncertain operational requirements for our business. The CCPA includes statutory damages and private rights of action to be brought against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. There are currently several proposed amendments to the CCPA and the California Attorney General has not yet issued regulations, which increases uncertainty, risk, and exposure. Several foreign jurisdictions (e.g., Brazil, India, and Canada) have also adopted new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals.
The costs of compliance with, and other burdens imposed by, privacy, data protection, data residency, and information security- related laws and regulations that are applicable to the businesses of our customers, such as GDPR or HIPAA, may reduce our or our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic, protected health, and other personal information, which could limit the use, effectiveness, and adoption of our platform and reduce overall demand for our platform. Further, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our platform, require us to modify or restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
In addition to government regulation, privacy advocates and industry groups may establish or propose various new, additional, or different self-regulatory standards that may place additional burdens on us. Further, our customers may expect us to comply with more stringent privacy and data security requirements. If we are unable to meet any of these standards or related contractual obligations, we could face litigation, harm to our reputation and market position, a loss of customers or reduced demand for our offerings, and harm to our business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and could harm our business.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of April 30, 2019, we had 11 issued patents in the United States that expire between 2019 and 2036, three issued patents internationally, as well as six pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any such infringement or misappropriation, including injunctive relief, may be insufficient to enjoin the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third- party patents will not be asserted or prosecuted against us. In the future, others may claim that our platform and its underlying technology infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim cover some or all of our technology, platform, or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable terms. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification of our products; or refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are now subject to reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the U.S. Securities and Exchange Commission, or SEC, the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
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
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. In anticipation of potentially losing emerging growth company status on January 31, 2020, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
In connection with the audit of our consolidated financial statements for the years ended January 31, 2017 and 2018, our independent registered public accounting firm noted in its reports to our audit committee that there were a number of audit adjustments to our consolidated financial statements for the periods under audit. We identified that the cause of the audit adjustments was a lack of qualified accounting and financial reporting personnel with an appropriate level of experience. Given that during the years ended January 31, 2017 and 2018, we did not maintain a sufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis. As of April 30, 2019, this material weakness has not been remediated.
During the fiscal years ended January 31, 2018 and 2019, we hired additional experienced accounting and financial reporting personnel as well as implemented new financial systems, processes, and related internal controls over financial reporting. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further improving segregation of duties and evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline.
We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, securities law violations or other investor claims, and other matters. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. For instance, in January 2019, we completed our acquisition of TernPro, Inc., makers of Slope, an application that enables teams to collaborate on and manage creative work. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

•	diverting management time and focus from operating our business to acquisition integration;

•	disrupting our respective ongoing business operations;

•	customer and industry acceptance of the acquired company’s offerings;

•	our ability to implement or remediate the controls, procedures, and policies of the acquired company;

•	our ability to integrate acquired technologies in our own platform and technologies;

•	our ability to ensure that we maintain quality and security standards for the acquired technology consistent with our brand;

•	retaining and integrating acquired employees;

•	failing to maintain important business relationships and contracts;

•	failure to realize any anticipated synergies;

•	using cash or equity that we may need in the future to operate our business or incurring debt on terms unfavorable to us or that we are unable to pay;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company;

•	impairment charges associated with goodwill and other acquired intangible assets; and

•	other unforeseen operating difficulties and expenditures.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016 the FASB issued ASU No. 2016-02, Leases: Topic 842 (“Topic 842”), for which we recorded material right-of-use assets and lease liabilities on the balance sheet upon adoption. We adopted Topic 842 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements.
We could be subject to additional sales tax or other tax liabilities.
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect such transaction taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable or an exemption from such taxes applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added, or other taxes where we have not historically done so, it could result in substantial tax liabilities for past sales; discourage customers from purchasing our products; or otherwise harm our business, results of operations, and financial condition.
Further, an increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers to collect transaction taxes such as sales, consumption, value added, or similar taxes. If new laws are adopted in a jurisdiction where we do not collect such taxes, we may not have sufficient lead time to build systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially.
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
As of January 31, 2019, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $82.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
The application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely affecting our operating results and harming our business.

We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. In May 2018, we adopted a foreign exchange policy designed to establish a framework for managing foreign exchange risk. The policy approves use of certain hedging instruments, including spot transactions, forward contracts, and purchased options with maturity of up to one year. The use, if any, of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Our platform and services may be subject to U.S. export controls, and we incorporate encryption technology into certain features. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our platform and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our platform and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services or, in some cases, prevent the export of our platform and services to some countries altogether.
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self-disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) to report these potential violations. At the end of August 2018, we submitted a report of investigation and mitigation to OFAC describing the extent of the access from embargoed countries as well as the processes we implemented to prevent future access from embargoed countries. In September 2018, we received a follow-up request from OFAC asking for certain portions of the data compiled in the investigation to which we responded. In April 2019, we received another request from OFAC seeking additional information and requesting to execute a tolling agreement. We continue to cooperate with OFAC and will maintain correspondence until all requests are successfully resolved. While our controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective. Although we do not expect this matter to have a material effect on our business, the maximum potential fine permitted under the regulations and costs related to this matter could be substantial.
Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations, could result in decreased use of our platform or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our platform or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
We have funded our operations since inception primarily through equity financings (including our initial public offering (“IPO”) in 2018), finance lease arrangements, subscription fees from our customers, and more recently, through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 ESPP. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Political developments and adverse economic and market conditions and reductions in productivity spending may harm our business.
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell subscriptions and professional services. Political developments impacting government spending and international trade, including government shutdowns in the United States, continued uncertainty surrounding the

United Kingdom's departure from the European Union, and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential additional U.S. government shutdowns, instability in the United Kingdom and the European Union as the terms of Brexit remain under negotiation, and the prolonging of the United States’ trade disputes with China and other countries.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $49.04 through May 31, 2019. In addition to the factors discussed in this Quarterly Report, the trading prices of the securities of technology companies in general have been highly volatile.
The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market or in the trading volume of our shares or the size of our public float;

•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new features, integrations, or services that gain market acceptance;

•	actual or anticipated fluctuations in our revenue or other operating metrics;

•	changes in the financial projections we provide to the public or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	changes in accounting standards, policies, guidelines, interpretations, or principals;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with responding to and addressing any such actual or perceived failures or breaches;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	indemnity demands or lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	sales or distributions of our Class A common stock held by our large institutional shareholders; and

•	sales of additional shares of our Class A common stock by us or our shareholders.
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
Sales of a substantial amount of our Class A common stock in the public markets, particularly sales by our directors, executive officers, and significant shareholders, or the perception that these sales may occur, may cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal shareholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
Shares held by our employees, executive officers, directors, and the majority of our security holders that were previously subject to lock-up or market stand-off agreements are currently tradeable in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), various vesting agreements, as well as our insider trading policy. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of April 30, 2019, we had options outstanding that, if fully exercised or settled, would result in the issuance of 11,784,883 shares of Class B common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 2,267,969 shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of April 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our IPO, and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which occurs when the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

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
We currently intend to take, and have taken, advantage of some of the available exemptions described above. Given the market price of our Class A common stock, we will likely lose emerging growth company status on

January 31, 2020. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
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
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our market price or trading volume to decline.
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See the section titled “Description of Capital Stock.”
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
Our amended and restated articles of incorporation provide that, unless we consent in writing to an alternative forum, the federal courts located in the state of Washington are the sole and exclusive forum for claims under the Securities Act, and the federal and state courts located within the State of Washington (“Washington Courts”), are the sole and exclusive forum for any internal corporate proceedings (as defined in the WBCA), subject to such courts having personal jurisdiction over the indispensable parties named as defendants therein and the claim not being one that is vested in the exclusive jurisdiction of a court or forum other than in Washington Courts, or for which the Washington Courts do not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated articles of incorporation.
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
On April 26, 2018, our registration statement on Form S-1 (No. 333-223914) was declared effective by the SEC for our IPO of our Class A common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	333-223914	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	333-223914	3.2	June 12, 2018
10.1	2019 Cash Incentive Plan
10.2	Offer Letter by and between the Registrant and Anna Griffin, dated March 21, 2019					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2019

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 7, 2019