Form 10-Q
period 2019-07-31
SMARTSHEET INC
filed 2019-09-10
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 31, 2019, there were 90,933,466 shares of the registrant’s Class A common stock and 25,641,106 shares of the registrant’s Class B common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2019

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Subscription	$58,315	$37,470	$108,636	$69,528
Professional services	6,329	4,914	12,202	9,175
Total revenue	64,644	42,384	120,838	78,703
Cost of revenue
Subscription	7,982	4,588	14,183	8,824
Professional services	4,683	3,567	8,967	6,654
Total cost of revenue	12,665	8,155	23,150	15,478
Gross profit	51,979	34,229	97,688	63,225
Operating expenses
Research and development	22,210	14,412	42,448	27,257
Sales and marketing	39,260	24,255	74,673	46,639
General and administrative	11,457	8,524	22,397	15,322
Total operating expenses	72,927	47,191	139,518	89,218
Loss from operations	(20,948)	(12,962)	(41,830)	(25,993)
Interest income	2,114	908	3,263	1,076
Other income (expense), net	(319)	(159)	(431)	(1,626)
Net loss before income tax provision (benefit)	(19,153)	(12,213)	(38,998)	(26,543)
Income tax provision (benefit)	(39)	88	(74)	88
Net loss and comprehensive loss	$(19,114)	$(12,301)	$(38,924)	$(26,631)
Net loss per share attributable to common shareholders, basic and diluted	$(0.17)	$(0.12)	$(0.36)	$(0.43)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	111,557	102,569	108,626	62,464
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$511,214	$213,085
Short-term investments	50,000	—
Accounts receivable, net of allowances of $1,571 and $1,234, respectively	40,178	30,173
Prepaid expenses and other current assets	9,914	3,922
Total current assets	611,306	247,180
Long-term assets
Restricted cash	886	2,620
Deferred commissions	35,615	29,014
Property and equipment, net	25,906	22,540
Operating lease right-of-use assets	49,719	—
Intangible assets, net	16,857	1,827
Goodwill	16,677	5,496
Other long-term assets	265	67
Total assets	$757,231	$308,744
Liabilities, preferred stock, and shareholders’ equity
Current liabilities
Accounts payable	$2,546	$4,658
Accrued compensation and related benefits	25,416	25,557
Other accrued liabilities	10,395	6,544
Operating lease liabilities, current	9,530	—
Finance lease liabilities, current	3,277	3,768
Deferred revenue	123,529	95,766
Total current liabilities	174,693	136,293
Operating lease liabilities, non-current	42,964	—
Finance lease liabilities, non-current	2,295	2,164
Deferred revenue, non-current	338	367
Other long-term liabilities	—	2,928
Total liabilities	220,290	141,752
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2019 and January 31, 2019	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 90,311,498 shares issued and outstanding as of July 31, 2019; 500,000,000 shares authorized, 48,003,701 shares issued and outstanding as of January 31, 2019	—	—
Class B common stock, no par value; 500,000,000 shares authorized, 26,036,134 shares issued and outstanding as of July 31, 2019; 500,000,000 shares authorized, 56,967,742 shares issued and outstanding as of January 31, 2019	—	—
Additional paid-in capital	736,383	327,510
Accumulated deficit	(199,442)	(160,518)
Total shareholders’ equity	536,941	166,992
Total liabilities, preferred stock, and shareholders’ equity	$757,231	$308,744
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)
(unaudited)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	—	$—	104,971,443	$—	$327,510	$(160,518)	$—	$166,992
Issuance of common stock under employee stock plans	—	—	2,351,189	—	14,102	—	—	14,102
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions, and issuance costs	—	—	9,025,000	—	378,970	—	—	378,970
Share-based compensation expense	—	—	—	—	15,801	—	—	15,801
Comprehensive loss	—	—	—	—	—	(38,924)	—	(38,924)
Balances at July 31, 2019	—	$—	116,347,632	$—	$736,383	$(199,442)	$—	$536,941

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2018	67,619,377	$112,687	20,280,741	$—	$25,892	$(106,633)	$—	$(80,741)
Issuance of common stock under employee stock plans	—	—	2,012,831	—	2,161	—	—	2,161
Issuance of common stock upon net exercise of warrant	—	—	134,603	—	2,598	—	—	2,598
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions, and issuance costs	—	—	11,745,088	—	160,413	—	—	160,413
Conversion of convertible preferred stock to common stock in connection with initial public offering	(67,619,377)	(112,687)	68,479,732	—	112,687	—	—	112,687
Share-based compensation expense	—	—	—	—	5,940	—	—	5,940
Comprehensive loss	—	—	—	—	—	(26,631)	—	(26,631)
Balances at July 31, 2018	—	$—	102,652,995	$—	$309,691	$(133,264)	$—	$176,427

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2019	2018
Cash flows from operating activities
Net loss	$(38,924)	$(26,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,383	5,940
Remeasurement of convertible preferred stock warrant liability	—	1,326
Depreciation of property and equipment	5,022	3,173
Amortization of deferred commission costs	8,423	4,452
Unrealized foreign currency loss	286	66
Amortization of intangible assets	1,060	255
Amortization of operating lease right-of-use assets	3,668	—
Changes in operating assets and liabilities:
Accounts receivable	(9,310)	(8,747)
Prepaid expenses and other current assets	(6,324)	(1,767)
Other long-term assets	(198)	50
Accounts payable	(2,099)	597
Other accrued liabilities	3,970	1,825
Accrued compensation and related benefits	(701)	1,070
Deferred commissions	(15,024)	(9,882)
Other long-term liabilities	(1,003)	124
Deferred revenue	26,704	18,876
Operating lease liabilities	(2,810)	—
Net cash used in operating activities	(11,877)	(9,273)
Cash flows from investing activities
Purchases of short-term investments	(50,000)	—
Purchases of property and equipment	(3,085)	(2,214)
Capitalized internal-use software development costs	(3,397)	(849)
Payments for business acquisition, net of cash acquired	(26,839)	—
Net cash used in investing activities	(83,321)	(3,063)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriters' discounts and commissions	—	163,844
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	379,828	—
Payments of principal on finance leases	(2,042)	(1,584)
Payments of deferred offerings costs	(706)	(2,263)
Proceeds from exercise of stock options	9,738	2,614
Proceeds from Employee Stock Purchase Plan	4,991	2,118
Net cash provided by financing activities	391,809	164,729
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(216)	(44)
Net increase in cash, cash equivalents, and restricted cash	296,395	152,349
Cash, cash equivalents, and restricted cash
Beginning of period	215,705	61,059
End of period	$512,100	$213,408

Supplemental disclosures
Cash paid for interest	$118	$161
Purchases of fixed assets under finance leases	1,682	2,639
Accrued purchases of property and equipment (including internal-use software)	906	362
Deferred offering costs, accrued but not yet paid	164	340
Share-based compensation expense capitalized in internal-use software development costs	421	—

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
Follow-on offering
On June 14, 2019, we completed a public equity offering in which we issued and sold 9,025,000 shares of Class A common stock, inclusive of the exercised over-allotment option, at a public offering price of $43.50 per share. In addition, 5,810,000 shares of the Company’s common stock were sold by selling shareholders of the Company, inclusive of the over-allotment, as part of this offering. We received net proceeds of $379.0 million after deducting underwriting discounts and commissions of $12.8 million and other issuance costs of $0.9 million. We did not receive any proceeds from the sale of common stock by selling shareholders.
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Restricted cash
Restricted cash as of July 31, 2019 consisted of $0.9 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2019 consisted of $1.8 million related to collateral for irrevocable letters of credit and $0.8 million related to security deposits. The amount of letters of credit that were outstanding as of January 31, 2019 were still in effect as of July 31, 2019, however they are now on an unsecured basis and as such the collateral was released.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	July 31,
	2019	2018
Cash and cash equivalents	$511,214	$211,111
Restricted cash	886	2,297
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$512,100	$213,408

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
Internal-use software costs of $2.2 million were capitalized in the three months ended July 31, 2019, of which $1.4 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $0.6 million were capitalized in the three months ended July 31, 2018, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $3.8 million were capitalized in the six months ended July 31, 2019, of which $2.4 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $0.8 million were capitalized in the six months ended July 31, 2018, none of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $0.5 million and $0.2 million for the three months ended July 31, 2019 and 2018, respectively, and $0.9 million and $0.4 million for the six months ended July 31, 2019 and 2018, respectively. The

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on the condensed consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At July 31, 2019 we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them.
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
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customers represented more than 10% of accounts receivable as of July 31, 2019 or January 31, 2019. No individual customers represented more than 10% of revenue for the three or the six months ended July 31, 2019 or 2018.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

See Note 11, Leases, of the accompanying notes to the condensed consolidated financial statements for additional information regarding our leases.
Recent accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect that this ASU will have a material impact on its condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended July 31, 2019 and 2018, the Company recognized $45.3 million and $27.8 million of subscription revenue, respectively, and $1.9 million and $1.3 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2019 and 2018, respectively.
During the six months ended July 31, 2019 and 2018, the Company recognized $68.5 million and $41.2 million of subscription revenue, respectively, and $1.9 million and $1.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.
As of July 31, 2019 approximately $129.4 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $126.4 million related to subscription services and $2.9 million related to professional services. Approximately 98% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $35.6 million as of July 31, 2019 and $29.0 million as of January 31, 2019.
Amortization expense for deferred commissions was $4.6 million and $2.5 million for the three months ended July 31, 2019 and 2018, respectively, and $8.4 million and $4.5 million for the six months ended July 31, 2019 and 2018, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,
	2019	2018
Numerator:
Net loss	$(19,114)	$(12,301)
Denominator:
Weighted-average common shares outstanding	111,557	102,569
Net loss per share, basic and diluted	$(0.17)	$(0.12)

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended July 31,
	2019	2018
Numerator:
Net loss	$(38,924)	$(26,631)
Denominator:
Weighted-average common shares outstanding	108,626	62,464
Net loss per share, basic and diluted	$(0.36)	$(0.43)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	July 31,
	2019	2018
Shares subject to outstanding common stock awards	13,348	15,466
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	116	166
Total potentially dilutive shares	13,464	15,632

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$289,361	$—	$—	$289,361
Certificates of deposit	—	100,000	—	100,000
Short-term investments:
Certificates of deposit	—	50,000	—	50,000
Total assets	$289,361	$150,000	$—	$439,361

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
7. Business Combinations
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The acquisition is complementary to our existing product capabilities and accelerates our time to market for a resource planning software solution. The aggregate consideration payable in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $28.0 million in cash, excluding cash acquired and transaction cost adjustments. Of the cash paid at closing, $3.0 million is held in escrow for a 12-month period after closing to secure our indemnification rights under the Merger Agreement.
We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expected growth from the expansion of the acquired product offerings and customer base. The goodwill recognized upon acquisition is expected to be deductible for U.S. federal income tax purposes.
We engaged a third-party valuation specialist to aid our analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
10,000ft’s results of operations have been included in the Company’s condensed consolidated results of operations since the acquisition date. The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The major classes of assets and liabilities to which the Company preliminarily allocated the purchase price were as follows (in thousands):

May 1, 2019
Cash	$1,150
Current Assets	801
Intangible Assets	16,090
Goodwill	11,181
Current Liabilities	(180)
Deferred Revenue	(1,030)
Total	$28,012

The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life
Software Technology	$8,000	5 years
Customer Relationships	7,990	8 years
Trade Name	100	32 months
Total intangible assets	$16,090

Fiscal 2019 Acquisition
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million related to acquired software technology, and $0.3 million related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date. As of July 31, 2019, the liability of $1.0 million is classified as short-term, and is included within other accrued liabilities on the condensed consolidated balance sheet.
8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the six months ended July 31, 2019 were as follows (in thousands):

Goodwill balance as of January 31, 2019	$5,496
Addition - acquisition of 10,000ft	11,181
Goodwill balance as of July 31, 2019	$16,677

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the components of net intangible assets (in thousands):

	As of July 31, 2019			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$9,866	$(1,214)	$8,652	$1,866	$(494)	$1,372
Acquired customer relationships	8,350	(341)	8,009	360	(25)	335
Trade names	100	(9)	91	—	—	—
Patents	170	(78)	92	170	(63)	107
Domain name	13	—	13	13	—	13
Total	$18,499	$(1,642)	$16,857	$2,409	$(582)	$1,827
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

	As of July 31, 2019		As of January 31, 2019
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$8,652	4.39	$1,372	2.31
Acquired customer relationships	8,009	7.57	335	2.86
Trade names	91	2.42	—	—
Total	$16,752	5.90	$1,707	2.42

Amortization expense related to intangible assets was $0.9 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively, and $1.1 million and $0.3 million for the six months ended July 31, 2019 and 2018, respectively.
As of July 31, 2019, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of fiscal 2020	$1,702
Fiscal 2021	3,358
Fiscal 2022	2,897
Fiscal 2023	2,608
Fiscal 2024	2,607
Thereafter	3,672
Total	$16,844

9. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
The Company has also issued restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan.
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
Under our ESPP, eligible employees are able to acquire shares of our Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each March 25 and September 25) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
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
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2019:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2019	12,451,739	$5.72
Granted	600,592	38.37
Exercised and awarded	(2,061,679)	4.73
Forfeited or canceled	(246,500)	8.91
Outstanding at July 31, 2019	10,744,152	7.66
Exercisable at July 31, 2019	4,944,779	4.28

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2019:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2019	845,199	$24.17
Granted	1,993,706	40.67
Vested	(116,989)	16.31
Forfeited or canceled	(118,367)	34.11
Outstanding at July 31, 2019	2,603,549	36.71

The following table includes a summary of shares available for issuance under our 2018 Plan and our 2018 ESPP during the six months ended July 31, 2019:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2019	8,458,343	1,719,782
Authorized	5,248,572	1,049,714
Granted	(2,594,298)	(172,521)
Forfeited	364,867	—
Balance at July 31, 2019	11,477,484	2,596,975

As of July 31, 2019, $4.0 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of subscription revenue	$356	$84	$591	$118
Cost of professional services revenue	298	150	515	197
Research and development	3,317	1,378	5,589	2,043
Sales and marketing	3,276	1,370	5,385	1,884
General and administrative	1,839	1,116	3,303	1,698
Total share-based compensation expense	$9,086	$4,098	$15,383	$5,940

10. Income Taxes
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
The Company recorded a benefit for income taxes of less than $0.1 million and $0.1 million for the three and six months ended July 31, 2019, respectively, primarily attributable to the windfall from share-based compensation tax deductions offset by income taxes in foreign jurisdictions and state income taxes.
The Company recorded a provision for income taxes of $0.1 million for the three and six months ended July 31, 2018, primarily attributable to income taxes in foreign jurisdictions and state income taxes.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Leases
Leases
The Company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statement of operations were as follows (in thousands):

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Operating lease cost	$2,634	$5,365
Finance lease cost:
Amortization of assets	1,025	1,997
Interest on lease liabilities	59	125
Short-term lease cost	142	269
Variable lease cost	432	835
Total lease costs	$4,292	$8,591

Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	As of July 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$49,719
Finance lease assets	Property and equipment, net	5,454
Total leased assets		$55,173

Liabilities:
Current
Operating	Operating lease liabilities, current	$9,530
Finance	Finance lease liabilities, current	3,277
Non-current
Operating	Operating lease liabilities, non-current	42,964
Finance	Finance lease liabilities, non-current	2,295
Total lease liabilities		$58,066

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (dollars in thousands):

Six Months Ended July 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$4,461
Operating cash flows from finance leases	118
Financing cash flows from finance leases	2,042
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—
Finance leases	1,682

Weighted-average remaining lease term (in years):
Operating leases	6.3
Finance leases	1.9

Weighted-average discount rate:
Operating leases	6.4%
Finance leases	5.3%

*Includes cash paid for lease liability accretion of $1.6 million.
As of July 31, 2019, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of fiscal 2020	$4,927	$2,156
Fiscal 2021	9,783	2,408
Fiscal 2022	9,930	1,071
Fiscal 2023	10,142	263
Fiscal 2024	10,371	—
Thereafter	18,885	—
Total lease payments	$64,038	$5,898
Less: imputed interest	(11,544)	(326)
Total	$52,494	$5,572

As of  July 31, 2019, we had signed leases for additional office space that had not yet commenced. Future noncancelable lease payments associated with these agreements totaled $10.2 million, payable over lease terms of approximately 7 years.
Total rent and related operating expenses recorded under Topic 840, the previous lease standard, were approximately $1.7 million and $3.2 million for the three and six months ended July 31, 2018, respectively.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
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
13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

United States	$50,884	$31,807	$95,039	$58,946
EMEA	7,323	5,289	13,572	9,772
Asia Pacific	3,408	3,131	6,233	5,949
Americas other than the United States	3,029	2,157	5,994	4,036
Total	$64,644	$42,384	$120,838	$78,703

No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of July 31, 2019 and January 31, 2019, there was no significant property and equipment owned by the Company outside of the United States.
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

	As of July 31,
	2019	2018
Domain-based customers	82,186	76,693
Average annualized contract value per domain-based customer	$2,972	$2,002
Dollar-based net retention rate for all customers (trailing 12 months)	134%	131%
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
Dollar-based net retention rate
We calculate dollar-based net retention rate as of a period end by starting with the ACV from the cohort of all customers as of the 12 months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at the dollar-based net retention rate. Any ACV obtained through merger and acquisition transactions do not affect the dollar-based net retention rate until one year from the date on which the transaction closed.

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
Professional services revenue
Professional services revenue includes primarily fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, with some smaller engagements being provided for a fixed fee. We recognize revenue for our consulting services as those services are delivered. Our training services are delivered either remotely or at the customer site. Training services are charged for on a fixed-fee basis and we recognize revenue as the training program is delivered. Our consulting and training services are generally considered to be distinct for accounting purposes, and we recognize revenue as services are performed or upon completion of work.
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our subscription services and providing support, including third-party hosting fees and payment processing fees, employee-related costs such as salaries, wages, and related benefits, amortization of acquisition-related intangibles, software and maintenance costs, allocated overhead, and costs of Connectors between Smartsheet and third-party applications.
We intend to continue to invest in our platform infrastructure and our support organization. We utilize a combination of third-party co-location data centers and public cloud service providers. We are currently investing to move more of our hosting infrastructure to public cloud service providers, which may negatively impact our subscription gross margin.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, billable expenses, and travel costs.
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, allocated overhead, third-party software-related expenses, travel-related expenses, recruiting expenses, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as our business grows and as we expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, allocated overhead, hardware and software costs, and certain tax, license and insurance-related expenses.
We are incurring ongoing expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Interest income
Interest income consists of income from the value of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.
Other income (expense), net
Other income (expense), net consists primarily of foreign currency gains and losses and interest expense from our finance leases.
Income tax provision (benefit)
Our income tax provision has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Revenue
Subscription	$58,315	$37,470	$108,636	$69,528
Professional services	6,329	4,914	12,202	9,175
Total revenue	64,644	42,384	120,838	78,703
Cost of revenue
Subscription(1)	7,982	4,588	14,183	8,824
Professional services(1)	4,683	3,567	8,967	6,654
Total cost of revenue	12,665	8,155	23,150	15,478
Gross profit	51,979	34,229	97,688	63,225
Operating expenses
Research and development(1)	22,210	14,412	42,448	27,257
Sales and marketing(1)	39,260	24,255	74,673	46,639
General and administrative(1)	11,457	8,524	22,397	15,322
Total operating expenses	72,927	47,191	139,518	89,218
Loss from operations	(20,948)	(12,962)	(41,830)	(25,993)
Interest income	2,114	908	3,263	1,076
Other income (expense), net	(319)	(159)	(431)	(1,626)
Net loss before income tax provision (benefit)	(19,153)	(12,213)	(38,998)	(26,543)
Income tax provision (benefit)	(39)	88	(74)	88
Net loss and comprehensive loss	$(19,114)	$(12,301)	$(38,924)	$(26,631)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)
Cost of subscription revenue	$356	$84	$591	$118
Cost of professional services revenue	298	150	515	197
Research and development	3,317	1,378	5,589	2,043
Sales and marketing	3,276	1,370	5,385	1,884
General and administrative	1,839	1,116	3,303	1,698
Total share-based compensation expense	$9,086	$4,098	$15,383	$5,940

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Subscription	90%	88%	90%	88%
Professional services	10	12	10	12
Total revenue	100	100	100	100
Cost of revenue
Subscription	12	11	12	11
Professional services	7	8	7	8
Total cost of revenue	20	19	19	20
Gross profit	80	81	81	80
Operating expenses
Research and development	34	34	35	35
Sales and marketing	61	57	62	59
General and administrative	18	20	19	19
Total operating expenses	113	111	115	113
Loss from operations	(32)	(31)	(35)	(33)
Interest income	3	2	3	1
Other income (expense), net	—	—	—	(2)
Net loss before income tax provision (benefit)	(30)	(29)	(32)	(34)
Income tax provision (benefit)	—	—	—	—
Net loss and comprehensive loss	(30)%	(29)%	(32)%	(34)%

Note: Certain amounts may not sum due to rounding.

Comparison of the three months ended July 31, 2019 and 2018
Revenue

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Subscription	$58,315	$37,470	$20,845	56%
Professional services	6,329	4,914	1,415	29%
Total revenue	$64,644	$42,384	$22,260	53%
Percentage of total revenue
Subscription revenue	90%	88%
Professional services revenue	10%	12%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended July 31, 2019, followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.

The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$7,982	$4,588	$3,394	74%
Professional services	4,683	3,567	1,116	31%
Total cost of revenue	$12,665	$8,155	$4,510	55%
Gross profit	$51,979	$34,229	$17,750	52%
Gross margin
Subscription	86%	88%
Professional services	26%	27%
Total gross margin	80%	81%
Cost of subscription revenue increased $3.4 million, or 74%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $1.5 million in employee-related expenses due to increased headcount, of which $0.3 million was related to share-based compensation expense, an increase of $0.8 million in hosting fees, an increase of $0.4 million in amortization of acquisition-related intangibles, an increase of $0.3 million in software-related costs, an increase of $0.2 million in allocated overhead, and an increase of $0.1 million in both data center costs and credit card processing fees.
Our gross margin for subscription revenue was 86% and 88% for the three months ended July 31, 2019 and 2018, respectively.
Cost of professional services increased $1.1 million, or 31%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $1.0 million in employee-related expenses, of which $0.1 million was related to share-based compensation expense, and an increase of $0.2 million in allocated overhead costs.
Our gross margin for professional services was 26% and 27% for the three months ended July 31, 2019 and 2018, respectively.
Research and development expenses

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$22,210	$14,412	$7,798	54%
Percentage of total revenue	34%	34%
Research and development expenses increased $7.8 million, or 54%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $6.2 million in employee-related expenses due to increased headcount, of which $1.9 million was related to share-based compensation expense. There was also an increase of $0.5 million in each of the following: software-related costs; costs of outside services to supplement our internal staff; and allocated overhead.

Sales and marketing expenses

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$39,260	$24,255	$15,005	62%
Percentage of total revenue	61%	57%
Sales and marketing expenses increased $15.0 million, or 62%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase of $11.0 million in employee-related expenses due to increased headcount, of which $2.0 million related to increased share-based compensation expense, an increase of $2.1 million in marketing costs, an increase of $0.9 million in allocated overhead costs, an increase of $0.4 million in software-related costs, and an increase of $0.3 million in both amortization of acquisition-related intangibles and travel-related costs.
General and administrative expenses

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$11,457	$8,524	$2,933	34%
Percentage of total revenue	18%	20%
General and administrative expenses increased $2.9 million, or 34%, for the three months ended July 31, 2019 compared to the three months ended July 31, 2018. The increase was primarily due to an increase in employee-related expenses of $1.9 million, of which $0.7 million related to increased share-based compensation expense, an increase of $0.5 million in professional services, an increase of $0.3 million in allocated overhead costs, and an increase of $0.2 million in taxes, licenses, and insurance.
Interest income

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income	$2,114	$908	$1,206	133%
Percentage of total revenue	3%	2%
For the three months ended July 31, 2019 compared to the three months ended July 31, 2018, the increase in interest income of $1.2 million was driven by higher monetary value of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.

Other income (expense), net

	Three Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(319)	$(159)	$(160)	101%
Percentage of total revenue	—%	—%
For the three months ended July 31, 2019 compared to the three months ended July 31, 2018, the change in other income (expense), net was driven by an increase of $0.2 million in unrealized foreign currency loss.

Comparison of the six months ended July 31, 2019 and 2018
Revenue

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Revenue
Subscription	$108,636	69,528	$39,108	56%
Professional services	12,202	9,175	3,027	33%
Total revenue	$120,838	$78,703	$42,135	54%
Percentage of total revenue
Subscription revenue	90%	88%
Professional services revenue	10%	12%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended July 31, 2019, followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue
Subscription	$14,183	8,824	$5,359	61%
Professional services	8,967	6,654	2,313	35%
Total cost of revenue	$23,150	15,478	$7,672	50%
Gross profit	$97,688	63,225	$34,463	55%
Gross margin
Subscription	87%	87%
Professional services	27%	27%
Total gross margin	81%	80%
Cost of subscription revenue increased $5.4 million, or 61%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $2.7 million in employee-related expenses due to increased headcount, of which $0.5 million was related to share-based compensation expense, an increase of $0.9 million in hosting costs, an increase of $0.5 million in amortization of acquisition-related intangibles, an increase of $0.4 million in both software-related costs and allocated overhead costs, an increase of $0.3 million in data center costs, and an increase of $0.1 million in costs of outside services used to supplement our internal staff.
Our gross margin for subscription revenue was 87% and 87% for the six months ended July 31, 2019 and 2018, respectively.
Cost of professional services increased $2.3 million, or 35%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $1.9 million in employee-related expenses, of which $0.3 million was related to share-based compensation expense, and an increase of $0.3 million in allocated overhead costs.
Our gross margin for professional services was 27% and 27% for the six months ended July 31, 2019 and 2018, respectively.
Research and development expenses

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Research and development	$42,448	27,257	$15,191	56%
Percentage of total revenue	35%	35%
Research and development expenses increased $15.2 million, or 56%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $12.2 million in employee-related expenses due to increased headcount, of which $3.5 million was related to share-based compensation expense, an increase of $1.2 million in software-related costs, an increase of $1.1 million in allocated overhead costs, and an increase of $0.6 million in costs of outside services used to supplement our internal staff.

Sales and marketing expenses

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Sales and marketing	$74,673	46,639	$28,034	60%
Percentage of total revenue	62%	59%
Sales and marketing expenses increased $28.0 million, or 60%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $20.1 million in employee-related expenses due to increased headcount, of which $3.6 million related to increased share-based compensation expense, an increase of $3.5 million in marketing costs, an increase of $2.0 million in allocated overhead costs, an increase of $1.1 million in travel-related costs, an increase of $0.9 million in software-related costs, and an increase of $0.3 million in amortization of acquisition-related intangibles.
General and administrative expenses

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
General and administrative	$22,397	15,322	$7,075	46%
Percentage of total revenue	19%	19%
General and administrative expenses increased $7.1 million, or 46%, for the six months ended July 31, 2019 compared to the six months ended July 31, 2018. The increase was primarily due to an increase of $4.6 million in employee-related expenses due to increased headcount, of which $1.6 million related to increased share-based compensation expense, an increase of $1.3 million in professional services, an increase of $0.7 million in allocated overhead costs, and an increase of $0.6 million in taxes, licenses, and insurance.
Interest income

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Interest income	$3,263	1,076	$2,187	203%
Percentage of total revenue	3%	1%
For the six months ended July 31, 2019 compared to the six months ended July 31, 2018, the increase in interest income of $2.2 million was driven by higher monetary values of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.

Other income (expense), net

	Six Months Ended July 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense), net	$(431)	(1,626)	$1,195	(73)%
Percentage of total revenue	—%	(2)%
For the six months ended July 31, 2019 compared to the six months ended July 31, 2018, the change in other income (expense), net was driven by an increase in unrealized foreign currency loss of $0.2 million, and a decrease of $1.3 million in warrant expense.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(dollars in thousands)
Gross profit	$51,979	$34,229	$97,688	$63,225
Add:
Share-based compensation expense	654	234	1,106	315
Amortization of acquisition-related intangible assets	555	114	720	228
One-time acquisition costs	56	—	69	—
Non-GAAP gross profit	$53,244	$34,577	$99,583	$63,768

Gross margin	80%	81%	81%	80%
Non-GAAP gross margin	82%	82%	82%	81%

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(dollars in thousands)
Loss from operations	$(20,948)	$(12,962)	$(41,830)	$(25,993)
Add:
Share-based compensation expense	9,086	4,098	15,383	5,940
Amortization of acquisition-related intangible assets	845	120	1,045	240
One-time acquisition costs	197	10	527	57
Non-GAAP operating loss	$(10,820)	$(8,734)	$(24,875)	$(19,756)

Operating margin	(32)%	(31)%	(35)%	(33)%
Non-GAAP operating margin	(17)%	(21)%	(21)%	(25)%

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Net cash used in operating activities	$(2,691)	$(1,119)	$(11,877)	$(9,273)
Less:
Purchases of property and equipment	(1,747)	(1,717)	(3,085)	(2,214)
Capitalized internal-use software development costs	(1,844)	(536)	(3,397)	(849)
Payments of principal on finance leases	(1,028)	(825)	(2,042)	(1,584)
Free cash flow	$(7,310)	$(4,197)	$(20,401)	$(13,920)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Total revenue	$64,644	$42,384	$120,838	$78,703
Add:
Deferred revenue (end of period)	123,867	76,157	123,867	76,157
Less:
Deferred revenue (beginning of period)	109,061	66,341	96,133	57,281
Calculated billings	$79,450	$52,200	$148,572	$97,579

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	111,557	102,569	108,626	62,464
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	—	—	33,673
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	111,557	102,569	108,626	96,137

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

	(in thousands)
Net loss	$(19,114)	$(12,301)	$(38,924)	$(26,631)
Add:
Share-based compensation expense	9,086	4,098	15,383	5,940
Amortization of acquisition-related intangible assets	845	120	1,045	240
One-time acquisition costs	197	10	527	57
Remeasurement of convertible preferred stock warrant liability	—	—	—	1,326
Non-GAAP net loss	$(8,986)	$(8,073)	$(21,969)	$(19,068)
Liquidity and Capital Resources
As of July 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $511.2 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), and capitalized leases.

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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had deferred revenue of $123.9 million, of which $123.5 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2019	2018

Net cash used in operating activities	$(11,877)	$(9,273)
Net cash used in investing activities	(83,321)	(3,063)
Net cash provided by financing activities	391,809	164,729
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(216)	(44)
Net increase in cash, cash equivalents, and restricted cash	$296,395	$152,349
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
During the six months ended July 31, 2019, net cash used in operating activities was $11.9 million, driven by our net loss of $38.9 million, adjusted for non-cash charges of $33.8 million, and net cash outflows of $6.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and amortization of operating lease right-of-use assets and intangible assets. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $26.7 million, an increase in deferred commissions of $15.0 million, an increase in accounts receivable of $9.3 million, a net increase in prepaid expenses and other current assets of $6.3 million, a decrease in operating lease liabilities of $2.8 million, an increase in accounts payable and accrued expenses of $1.2 million, and a decrease of $1.0 million in long-term liabilities.
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
Investing activities
Net cash used in investing activities during the six months ended July 31, 2019 of $83.3 million consisted of spend on short-term investments of $50.0 million, payments for business acquisition, net of cash acquired, of $26.8 million, spend on capitalized internal-use software development of $3.4 million, and purchases of property and equipment of $3.1 million.
Net cash used in investing activities during the six months ended July 31, 2018 of $3.1 million was primarily attributable to purchases of property and equipment of $2.2 million and spend on capitalized internal-use software development costs of $0.8 million.
Financing activities
Net cash provided by financing activities during the six months ended July 31, 2019 of $391.8 million was primarily due to $379.8 million of net proceeds from our follow-on offering of common stock, $9.7 million in proceeds from the exercise of stock options, and $5.0 million in proceeds from our ESPP. These proceeds were partially offset by payments of principal on finance leases of $2.0 million and payments of deferred follow-on offering costs of $0.7 million.
Net cash provided by financing activities during the six months ended July 31, 2018 of $164.7 million was primarily due to $163.8 million in proceeds from the initial public offering, net of underwriters’ discounts and commissions, $2.6 million in proceeds from the exercise of stock options, and $2.1 million in proceeds from our ESPP. These proceeds were partially offset by payments of deferred initial public offering costs of $2.3 million and payments of principal on capital leases of $1.6 million.
Obligations and Other Commitments
As of July 31, 2019, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through 2026. See Note 11, Leases, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and noncancelable purchase commitments. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
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

Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2019. There have been no significant changes to these policies during the six months ended July 31, 2019 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $511.2 million as of July 31, 2019, of which $305.7 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents.
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
Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of July 31, 2019, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
During fiscal 2019, and the six months ended July 31, 2019, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel, as well as the design and implementation of additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
Our remediation effort activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control over financial reporting
We adopted the new lease accounting standard, ASC 842, on February 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. As a result of the accounting standard adoption, we also implemented changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $19.1 million and $12.3 million during the three months ended July 31, 2019 and 2018, respectively, and net losses attributable to our Class A and Class B common shareholders of $38.9 million and $26.6 million during the six months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, we had an accumulated deficit of $199.4 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Monday.com, Planview, Workfront, Wrike, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell access to our platform to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
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
We depend on our co-location data centers, public cloud service providers, and computing infrastructure operated by third parties and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. We are in the process of consolidating the hosting of our platform through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our co-location data centers and public cloud service providers (collectively, our “Hosting Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems and services of our Hosting Providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time with our public cloud service providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
We may also be affected by problems relating to our Hosting Providers, such as financial difficulties and bankruptcy. The occurrence of any such events or other unanticipated problems with our Hosting Providers could result in lengthy interruptions, delays, and outages in our service and noncompliance with our contractual obligations or business requirements.
Further, our Hosting Providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements with these providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated for any reason, if one of our Hosting Providers is acquired or ceases business, or if our migration to the public cloud results in interruptions, delays, outages, or needs to be halted or reversed, we may be required to transfer our servers and other infrastructure to new data center or public cloud facilities, and we may incur significant costs and possible service interruption(s) in connection with doing so.

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
A compromise of our or our service providers’ security measures due to any of the threats mentioned above could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, or other disruption to our or our customers’ business operations, which could lead to litigation, regulatory investigations and proceedings, damage to our reputation and market position, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. In addition, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach or other security incident in an effort to maintain business relationships.
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
Our future growth also depends upon expanding sales of our platform to, and renewing subscriptions with, existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers increase their use of our platform through new use cases and new users, and purchase more subscriptions to our platform and our premium solutions. If our existing customers do not expand their use of our platform through their organization and purchase additional subscriptions or premium solutions, our revenue may grow more slowly than expected, may not grow at all, or may decline.
Additionally, increasing upsell to enterprise customers requires increasingly sophisticated and costly sales efforts targeted at senior management. There can be no assurance that our efforts will result in increased sales to existing customers or upsells, and additional revenue. If our efforts to upsell to our customers are not successful, our business will suffer. Moreover, many of our subscriptions are sold for a one-year term. While many of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term and we cannot assure you that our customers will renew subscriptions with a similar contract period or the same or greater number of users or premium solutions. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to July 31, 2019 we grew from 274 employees to 1,358 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base and recently hired new members of senior management. We anticipate that we will continue to expand our operations and personnel headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.

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
Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	our ability to attract new customers, including internationally;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers obtained through self-service on our website and sales-assisted channels;

•	customer renewal rates and the extent to which customers purchase services and subscribe for additional users and products;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to hire, train, and maintain our sales force;

•	the length of the sales cycle;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	changes in our pricing policies or offerings, or those of our competitors;

•
the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;

•	the timing and effectiveness of new sales and marketing initiatives;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;

•	network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us, and the costs associated with responding to and addressing such outages or breaches;

•	changes in laws and regulations that affect our business, and any lawsuits or other proceedings involving us or our competitors;

•	changes in foreign currency exchange rates or addition of currencies in which our sales are denominated; and

•	general economic, industry, and market conditions.
We derive substantially all of our revenue from a single offering.
We currently derive, and expect to continue to derive, substantially all of our revenue from our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological changes, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycle may become longer and more expensive, we may encounter implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. In addition, to achieve acceptance of our platform by such customers, we will need to engage with and gain the acceptance of knowledge workers, who are often the initial adopters of our platform, and senior management. As a result, sales efforts targeted at enterprise and government customers involve greater costs, longer sales cycles, greater competition, increased operational burden, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as training and support. In addition, larger enterprises and government agencies may demand more platform customization, integration and support services, and features. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If our platform fails to perform properly, or if we are unable to scale our platform to meet the needs of our customers, our reputation could be harmed, our market share could decline, and we could be subject to liability claims.

Our platform is inherently complex and may contain material defects or errors. We provide regular updates to our platform, which may contain undetected defects when first introduced or released. Any defects in functionality or interruptions in the availability of our platform, or user error, could result in:

•	loss or delayed market acceptance and sales;

•	breach of contract or warranty claims;

•	issuance of credits or other compensation for downtime;

•	termination of subscription agreements, loss of customers, and issuance of refunds for prepaid amounts related to unused subscription fees for our platform;

•	diversion of development and customer service resources; and

•	harm to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could harm our operating results.
Because of the large amount of data that we collect and manage, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform and services could be diminished or otherwise impacted by a number of factors, which may damage the perception of the reliability of our applications and reduce our revenue. These factors include but are not limited to customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts; computing vulnerabilities; security breaches; capacity issues or service failures experienced by our service providers; or variability in user traffic for our platform. For instance, in December 2017, researchers identified significant CPU micro-architecture vulnerabilities commonly known as “Spectre” and “Meltdown.” These represent a new class of computer vulnerabilities that have required and continue to require us and providers of public cloud services to install software updates and patches to mitigate such vulnerabilities, sometimes causing servers to be offline or experience slowed performance. Industry experts researching this new vulnerability class have identified more vulnerabilities and expect this trend of vulnerabilities to continue. We continue to monitor this and other classes of vulnerabilities that may impact our business and the availability of our platform. Any such impact, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results.
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
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. Our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods, including recent outages in July 2019. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, we may be subject to liabilities and operating results may be harmed.

We have experienced significant growth in the number of users, projects, and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and collaborators, as well as our own needs, and to ensure that our platform is accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. We need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead-time. If we do not accurately predict or manage our infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service.
We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could negatively impact our business operations.
We use and rely on technologies and software from third parties to operate critical functions of our business, including cloud infrastructure services, customer relationship management services, and business management services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement software or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until suitable technology can be identified and integrated into our processes. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition.
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

Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. We sometimes engage contractors and other temporary workers to fill vacancies or otherwise provide services, and any incorrect classification of such staff could result in liability. In addition, certain immigration laws restrict or limit our ability to recruit internationally. Any changes to immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to adopt additional solutions and services and expand their number of users, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective platform; the perceived value of our platform; and our ability to provide a quality customer success experience.
Brand promotion activities require us to make substantial expenditures. To date, we have not made significant investments in the promotion of our brand and our ability to successfully promote our brand is uncertain. However, we anticipate that our expenditures on brand promotion will significantly increase in the near term as our market expands. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $22.2 million and $14.4 million during the three months ended July 31, 2019 and 2018, respectively, and $42.4 million and $27.3 million during the six months ended July 31, 2019 and 2018, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as pursuing and maintaining authorization under the Federal Risk and Authorization Management Program. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service, or face contract termination with refunds of prepaid amounts, which could lower our revenue and harm our business, results of operations, and financial condition.
Certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including uptime requirements, we may be contractually obligated to provide these affected customers with service credits or refunds which could significantly affect our revenue in the period in which the uptime failure occurs or the period in which the credits are due. We could also face subscription terminations, which could significantly affect both our current and future revenue. Our platform experienced outages in July 2019 which resulted in the issuance of credits or other compensation to certain customers. Any additional service level failures could damage our reputation, which would also affect our future revenue and operating results.
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

•
the difficulty of, and burden and expense involved with, compliance with privacy, data protection, data residency, and information security laws and regulations, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”);

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

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	political instability, uncertainty, or change, such as that caused by Brexit;

•	security risks in the countries where we are doing business; and

•	our ability to maintain our relationship with resellers to distribute our platform internationally.
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

Privacy-related laws and regulations can vary significantly from jurisdiction to jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, standards, and other obligations, such as the GDPR, the CCPA, or the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, may limit the use and adoption of our platform; reduce overall demand for our platform; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; slow the pace at which we close sales transactions; restrict our ability to make product or operations improvements; limit our ability to collect or utilize certain data; or create operational burden, any of which could harm our business. Moreover, if we or any of our employees fail to adhere to adequate data protection practices around the usage of our customers’ personal data, or if we are otherwise unable to comply with any of the foregoing laws or regulations, it may limit our ability to offer our platform and services in certain jurisdictions, or damage our reputation and brand.
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
Additionally, privacy laws, regulations, standards, and other obligations may be interpreted in new and differing manners in the future, may be modified, and may be inconsistent among jurisdictions, and we expect these obligations to continue to evolve significantly. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could result in any or all of the following for us and our customers: increased regulation; increased costs of compliance; penalties for non-compliance; and limitations on data collection, use, disclosure, and transfer. For example, data transfer mechanisms on which we rely, such as the EU-U.S. and Swiss-U.S. Privacy Shield programs or the standard contractual clauses approved by the European Commission, have been subject to challenge and it is unclear whether they will continue to serve as valid means for us to transfer personal data to the United States from those jurisdictions. Additionally, Brexit could lead to further legislative and regulatory changes in the United Kingdom. The United Kingdom Data Protection Act, which substantially implements the GDPR, became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations may change if Brexit is effectuated.
Further, the State of California recently adopted the CCPA, which will go into effect on January 1, 2020, with a 12-month look-back period for certain provisions relating to disclosures to consumers. The CCPA provides new data privacy rights for consumers and expands the definition of “personal information,” which creates new and uncertain operational requirements for our business. The CCPA includes statutory damages and private rights of action to be brought against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. There are currently several proposed amendments to the CCPA and the California Attorney General has not yet issued regulations, which increases uncertainty, risk, and exposure. Several foreign jurisdictions (e.g., Brazil, India, and Canada) have also adopted new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals.
The costs of compliance with, and other burdens imposed by laws and regulations related to privacy, data protection, data residency, and information security that are applicable to the businesses of our customers, such as the GDPR, the CCPA, or HIPAA, may reduce our or our customers’ ability and willingness to process, handle, store, use, and transmit certain types of information, such as demographic, protected health, and other personal information, which could limit the use, effectiveness, and adoption of our platform and reduce overall demand for our platform. Further, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our platform, require us to modify or restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.
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
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and services and could harm our business.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of July 31, 2019, we had 11 issued patents in the United States that expire between 2019 and 2036, three issued patents internationally, as well as eight pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.

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
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on our technology, platform, and services not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third- party intellectual property rights will not be asserted or prosecuted against us. In the future, others may claim that our technology, platform, or services infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable terms. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification of our products; or refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Class A common stock may decline.
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
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. In anticipation of losing emerging growth company status on January 31, 2020, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, our finance team is small and we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
In connection with the audit of our consolidated financial statements for the years ended January 31, 2017 and 2018, our independent registered public accounting firm noted in its reports to our audit committee that there were a number of audit adjustments to our consolidated financial statements for the periods under audit. We identified that the cause of the audit adjustments was a lack of qualified accounting and financial reporting personnel with an appropriate level of experience. Given that during the years ended January 31, 2017 and 2018, we did not maintain a sufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis. As of July 31, 2019, this material weakness has not been remediated.
During the fiscal years ended January 31, 2018 and 2019, and through the six months ended July 31, 2019, we hired additional experienced accounting and financial reporting personnel as well as implemented new financial systems, processes, and related internal controls over financial reporting. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further improving segregation of duties and evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline.
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
Customers may make claims for damages arising from the use of our platform. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by customers or called upon to fulfill indemnification obligations. Although we carry general liability and director and officer liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. For instance, in May 2019, we completed our acquisition of Artefact Product Group, LLC, makers of 10,000ft, an application that enables teams and organizations to manage resource planning and reporting. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

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
As of January 31, 2019, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $82.3 million due to prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended

(the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. Our foreign currency exchange policy approves use of certain hedging instruments, including spot transactions, forward contracts, and purchased options with maturity of up to one year. The use, if any, of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
Failure to comply with Federal Acquisition Regulations or anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to Federal Acquisition Regulations, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-

party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations.
In addition, we use various third parties to sell access to our platform and conduct our business abroad and to the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of Federal Acquisition Regulations, the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We have funded our operations since inception primarily through equity financings, including our initial public offering (IPO”) and subsequent registered offering), finance lease arrangements, subscription fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 ESPP. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Political developments and adverse economic and market conditions and reductions in productivity spending may harm our business.
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell subscriptions and professional services. Political developments impacting government spending and international trade, including government shutdowns in the United States, continued uncertainty surrounding the United Kingdom's departure from the European Union, and trade disputes and tariffs, in particular with China, may negatively impact markets and cause weaker macroeconomic conditions.
Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit will depend on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our U.K. and global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position
Additionally, general economic uncertainty and associated macroeconomic conditions make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $55.79 through August 31, 2019. In addition to the factors discussed in this Quarterly Report, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, as of July 31, 2019, we had options outstanding that, if fully exercised or settled, would result in the issuance of 1,076,075 and 9,668,077 shares of Class A and Class B common stock, respectively, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 2,527,715 and 75,834 shares of Class A and Class B common stock, respectively. All of the shares of common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable lock-ups, market stand-off agreements, and vesting requirements.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of July 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the 10-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our shareholders for approval until the earliest of (1) the date specified by a vote of the holders of not less than a majority of the outstanding shares of Class B common stock, (2) seven years from the effective date of our IPO, and (3) the date the shares of Class B common stock cease to represent at least 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our shareholders.

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
We are an “emerging growth company” and intend to take advantage of the reduced disclosure requirements applicable to emerging growth companies for the time permitted, which may make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which occurs when the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Based on the market value of our equity securities held by non-affiliates as of July 31, 2019, we will become a large accelerated filer, and no longer be an emerging growth company, on January 31, 2020. Until such time that we are no longer an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies,” including:

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
We have taken, and intend to take until such time that we are no longer an emerging growth company, advantage of some of the available exemptions described above. We cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
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

Item 5. Other Information
On September 6, 2019 Ryan Hinkle informed the Company’s Board of Directors (the “Board”) of his intention to resign from the Board and its Compensation Committee, effective September 6, 2019, and not stand for reelection at the Company’s 2021 Annual Meeting of Stockholders. Mr. Hinkle's resignation is not due to any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.  In connection with his resignation the Board approved an acceleration of 3,519 restricted stock units previously granted to Mr. Hinkle. The Company and the Board are grateful to Mr. Hinkle for his seven years of distinguished service.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2019

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 10, 2019