Form 10-Q
period 2019-10-31
SMARTSHEET INC
filed 2019-12-11
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 30, 2019, there were 117,477,938 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2019

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Subscription	$64,355	$41,520	$172,991	$111,048
Professional services	7,170	5,348	19,372	14,523
Total revenue	71,525	46,868	192,363	125,571
Cost of revenue
Subscription	8,867	4,873	23,050	13,697
Professional services	5,231	3,831	14,198	10,485
Total cost of revenue	14,098	8,704	37,248	24,182
Gross profit	57,427	38,164	155,115	101,389
Operating expenses
Research and development	25,049	15,599	67,496	42,855
Sales and marketing	50,896	30,084	125,569	76,723
General and administrative	13,330	8,888	35,728	24,211
Total operating expenses	89,275	54,571	228,793	143,789
Loss from operations	(31,848)	(16,407)	(73,678)	(42,400)
Interest income	2,810	1,016	6,073	2,092
Other income (expense), net	187	(156)	(243)	(1,782)
Net loss before income tax provision (benefit)	(28,851)	(15,547)	(67,848)	(42,090)
Income tax provision (benefit)	5	22	(68)	110
Net loss and comprehensive loss	$(28,856)	$(15,569)	$(67,780)	$(42,200)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(0.15)	$(0.61)	$(0.55)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	116,861	102,822	111,401	76,065
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2019	January 31, 2019
Assets
Current assets
Cash and cash equivalents	$513,357	$213,085
Short-term investments	50,000	—
Accounts receivable, net of allowances of $2,224 and $1,234, respectively	42,634	30,173
Prepaid expenses and other current assets	9,369	3,922
Total current assets	615,360	247,180
Long-term assets
Restricted cash	1,051	2,620
Deferred commissions	40,946	29,014
Property and equipment, net	26,915	22,540
Operating lease right-of-use assets	56,744	—
Intangible assets, net	16,005	1,827
Goodwill	16,497	5,496
Other long-term assets	1,259	67
Total assets	$774,777	$308,744
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$4,024	$4,658
Accrued compensation and related benefits	29,703	25,557
Other accrued liabilities	13,285	6,544
Operating lease liabilities, current	11,041	—
Finance lease liabilities, current	3,025	3,768
Deferred revenue	135,021	95,766
Total current liabilities	196,099	136,293
Operating lease liabilities, non-current	48,668	—
Finance lease liabilities, non-current	2,156	2,164
Deferred revenue, non-current	817	367
Other long-term liabilities	—	2,928
Total liabilities	247,740	141,752
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2019 and January 31, 2019	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 117,370,469 shares issued and outstanding as of October 31, 2019; 500,000,000 shares authorized, 48,003,701 shares issued and outstanding as of January 31, 2019	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of October 31, 2019; 500,000,000 shares authorized, 56,967,742 shares issued and outstanding as of January 31, 2019	—	—
Additional paid-in capital	755,334	327,510
Accumulated deficit	(228,297)	(160,518)
Total shareholders’ equity	527,037	166,992
Total liabilities and shareholders’ equity	$774,777	$308,744
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)
(unaudited)

	Three Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at July 31, 2019	—	$—	116,347,632	$—	$736,383	$(199,442)	$—	$536,941
Issuance of common stock under employee stock plans	—	—	1,022,837	—	8,329	—	—	8,329
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions, and issuance costs	—	—	—	—	12	—	—	12
Share-based compensation expense	—	—	—	—	10,610	—	—	10,610
Comprehensive loss	—	—	—	—	—	(28,855)	—	(28,855)
Balances at October 31, 2019	—	$—	117,370,469	$—	$755,334	$(228,297)	$—	$527,037

	Three Months Ended October 31, 2018
	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at July 31, 2018	—	$—	102,652,995	$—	$309,691	$(133,264)	$—	$176,427
Issuance of common stock under employee stock plans	—	—	662,776	—	4,596	—	—	4,596
Issuance of common stock upon net exercise of warrant	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions, and issuance costs	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	6,158	—	—	6,158
Comprehensive loss	—	—	—	—	—	(15,567)	—	(15,567)
Balances at October 31, 2018	—	$—	103,315,771	$—	$320,445	$(148,831)	$—	$171,614

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)
(unaudited)

	Nine Months Ended October 31, 2019
	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	—	$—	104,971,443	$—	$327,510	$(160,518)	$—	$166,992
Issuance of common stock under employee stock plans	—	—	3,374,026	—	22,431	—	—	22,431
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions, and issuance costs	—	—	9,025,000	—	378,982	—	—	378,982
Share-based compensation expense	—	—	—	—	26,411	—	—	26,411
Comprehensive loss	—	—	—	—	—	(67,779)	—	(67,779)
Balances at October 31, 2019	—	$—	117,370,469	$—	$755,334	$(228,297)	$—	$527,037

	Nine Months Ended October 31, 2018
	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2018	67,619,377	$112,687	20,280,741	$—	$25,892	$(106,633)	$—	$(80,741)
Issuance of common stock under employee stock plans	—	—	2,675,607	—	6,757	—	—	6,757
Issuance of common stock upon net exercise of warrant	—	—	134,603	—	2,598	—	—	2,598
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions, and issuance costs	—	—	11,745,088	—	160,413	—	—	160,413
Conversion of convertible preferred stock to common stock in connection with initial public offering	(67,619,377)	(112,687)	68,479,732	—	112,687	—	—	112,687
Share-based compensation expense	—	—	—	—	12,098	—	—	12,098
Comprehensive loss	—	—	—	—	—	(42,198)	—	(42,198)
Balances at October 31, 2018	—	$—	103,315,771	$—	$320,445	$(148,831)	$—	$171,614

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities
Net loss	$(67,780)	$(42,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,688	11,984
Remeasurement of convertible preferred stock warrant liability	—	1,326
Depreciation of property and equipment	7,857	5,060
Amortization of deferred commission costs	13,676	7,342
Unrealized foreign currency (gain)/loss	(7)	115
Amortization of intangible assets	1,913	382
Amortization of operating lease right-of-use assets	5,656	—
Changes in operating assets and liabilities:
Accounts receivable	(11,688)	(8,980)
Prepaid expenses and other current assets	(5,756)	(1,510)
Operating lease right-of-use assets	(9,012)	—
Other long-term assets	(192)	49
Accounts payable	(237)	941
Other accrued liabilities	6,731	2,792
Accrued compensation and related benefits	5,862	4,791
Deferred commissions	(25,608)	(16,400)
Other long-term liabilities	(1,003)	588
Deferred revenue	38,675	26,870
Operating lease liabilities	4,397	—
Net cash used in operating activities	(10,828)	(6,850)
Cash flows from investing activities
Purchases of short-term investments	(50,000)	—
Purchases of long-term investments	(1,000)	—
Purchases of property and equipment	(4,186)	(4,372)
Capitalized internal-use software development costs	(5,190)	(2,156)
Payments for business acquisition, net of cash acquired	(26,659)	—
Net cash used in investing activities	(87,035)	(6,528)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriters' discounts and commissions	—	163,844
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	379,828	—
Payments on principal of finance leases	(3,114)	(2,520)
Payments of deferred offerings costs	(798)	(2,388)
Proceeds from exercise of stock options	12,961	3,087
Proceeds from Employee Stock Purchase Plan	7,687	4,832
Net cash provided by financing activities	396,564	166,855
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	2	(73)
Net increase in cash, cash equivalents, and restricted cash	298,703	153,404
Cash, cash equivalents, and restricted cash
Beginning of period	215,705	61,059
End of period	$514,408	$214,463

Supplemental disclosures
Cash paid for interest	$185	$257
Purchases of fixed assets under finance leases	2,364	2,639
Right-of-use assets obtained in exchange for new operating lease liabilities	9,012	—
Accrued purchases of property and equipment (including internal-use software)	873	480
Deferred offering costs, accrued but not yet paid	60	215
Share-based compensation expense capitalized in internal-use software development costs	724	114

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
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, and Australia. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of results to be expected for the full year ending January 31, 2020 or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Collapse of dual class common stock structure
On September 19, 2019, all outstanding shares of the Company’s Class B common stock automatically converted into the same number of shares of the Company's Class A common stock, pursuant to the terms of the Company's amended and restated articles of incorporation (the “Articles”). No additional shares of Class B common stock will be issued following such conversion.
The conversion occurred pursuant to the Articles, which provides that each share of Class B common stock would convert automatically, without further action by the Company, into one share of Class A common stock at the close of business on the date on which the outstanding shares of Class B common stock represented less than 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. In accordance with the Articles, the shares of Class B common stock that converted as a result of the automatic conversion were retired and will not be reissued by the Company.
2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Restricted cash
Restricted cash as of October 31, 2019 consisted of $1.1 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2019 consisted of $1.8 million related to collateral for irrevocable letters of credit and $0.8 million related to security deposits. The amount of letters of credit that were outstanding as of January 31, 2019 were still in effect as of October 31, 2019, however they are now on an unsecured basis and as such the collateral was released.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consists of the following (in thousands):

	October 31,
	2019	2018
Cash and cash equivalents	$513,357	$212,028
Restricted cash	1,051	2,435
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$514,408	$214,463

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Internal-use software costs of $2.2 million were capitalized in the three months ended October 31, 2019, of which $1.9 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $1.7 million were capitalized in the three months ended October 31, 2018, of which $1.0 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $6.0 million were capitalized in the nine months ended October 31, 2019, of which $4.3 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $2.5 million were capitalized in the nine months ended October 31, 2018, of which $1.0 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $0.6 million and $0.2 million for the three months ended October 31, 2019 and 2018, respectively, and $1.5 million and $0.6 million for the nine months ended October 31, 2019 and 2018, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on the condensed consolidated balance sheets. As most of our operating leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At October 31, 2019 we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them.
We utilize certain practical expedients and policy elections available under the lease accounting standard. For example, we do not record ROU assets or lease liabilities for leases with terms of 12 months or less, and we combine lease and non-lease components for contracts containing real estate leases.
ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customers represented more than 10% of accounts receivable as of October 31, 2019 or January 31, 2019. No individual customers represented more than 10% of revenue for the three or the nine months ended October 31, 2019 or 2018.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recently adopted accounting pronouncements
We adopted Accounting Standard Update (“ASU”) 2016-02, Leases - Topic 842 (“ASC 842”) on February 1, 2019 using the optional transition method described in ASU 2018-11, Leases - Targeted Improvements. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease ROU assets and operating lease liabilities on our condensed consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods.
The new lease standard requires lessees to recognize ROU assets and lease liabilities on the balance sheet for operating leases, and also requires additional quantitative and qualitative disclosures to enable users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In adopting ASC 842, we utilized certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases and not recording ROU assets or lease liabilities for leases with terms of 12 months or less.
As a result of implementing this guidance, we recognized a $53.4 million net operating ROU asset and a $55.3 million operating lease liability, inclusive of $1.9 million previously classified as deferred rent, in our condensed consolidated balance sheet as of February 1, 2019. The adoption of ASC 842 did not have an impact on our accumulated deficit on our condensed consolidated balance sheet as of February 1, 2019 and is not expected to have a material impact on our condensed consolidated statements of operations and comprehensive loss.
See Note 11, Leases, of the accompanying notes to the condensed consolidated financial statements for additional information regarding our leases.
Recent accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect that this ASU will have a material impact on its condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended October 31, 2019 and 2018, the Company recognized $51.9 million and $31.7 million of subscription revenue, respectively, and $2.3 million and $1.4 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2019 and 2018, respectively.
During the nine months ended October 31, 2019 and 2018, the Company recognized $86.7 million and $51.8 million of subscription revenue, respectively, and $2.0 million and $1.1 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.
As of October 31, 2019 approximately $141.0 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $137.8 million related to subscription services and $3.2 million related to professional services. Approximately 97% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $40.9 million as of October 31, 2019 and $29.0 million as of January 31, 2019.
Amortization expense for deferred commissions was $5.3 million and $2.8 million for the three months ended October 31, 2019 and 2018, respectively, and $13.7 million and $7.3 million for the nine months ended October 31, 2019 and 2018, respectively. Deferred commissions are amortized over a period of three years and the amortization

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,
	2019	2018
Numerator:
Net loss	$(28,856)	$(15,569)
Denominator:
Weighted-average common shares outstanding	116,861	102,822
Net loss per share, basic and diluted	$(0.25)	$(0.15)

	Nine Months Ended October 31,
	2019	2018
Numerator:
Net loss	$(67,780)	$(42,200)
Denominator:
Weighted-average common shares outstanding	111,401	76,065
Net loss per share, basic and diluted	$(0.61)	$(0.55)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2019	2018
Shares subject to outstanding common stock awards	12,727	14,943
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	57	59
Total potentially dilutive shares	12,784	15,002

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$283,026	$—	$—	$283,026
Certificates of deposit	—	50,285	—	50,285
Short-term investments:
Certificate of deposit	—	50,000	—	50,000
Total assets	$283,026	$100,285	$—	$383,311

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$203,746	$—	$—	$203,746
Restricted cash:
Certificates of deposit	—	1,775	—	1,775
Total assets	$203,746	$1,775	$—	$205,521

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
7. Business Combinations
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The acquisition is complementary to our existing product capabilities and accelerates our time to market for a resource planning software solution. The aggregate consideration paid in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.8 million in cash, after a working capital adjustment of $0.2 million and excluding cash acquired. Of the cash paid at closing, as of October 31, 2019, a total of $2.8 million remains held in escrow for another 6-month period after closing to secure our indemnification rights under the Merger Agreement.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The major classes of assets and liabilities to which the Company preliminarily allocated the purchase price, net of the $0.2 million working capital adjustment, were as follows (in thousands):

May 1, 2019
Cash	$1,150
Current Assets	801
Intangible Assets	16,090
Goodwill	11,001
Current Liabilities	(180)
Deferred Revenue	(1,030)
Total	$27,832

The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life
Software Technology	$8,000	5 years
Customer Relationships	7,990	8 years
Trade Name	100	32 months
Total intangible assets	$16,090

Fiscal 2019 Acquisition
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million related to acquired software technology, and $0.3 million related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date. As of October 31, 2019, the liability of $1.0 million is classified as short-term, and is included within other accrued liabilities on the condensed consolidated balance sheet.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the nine months ended October 31, 2019 were as follows (in thousands):

Goodwill balance as of January 31, 2019	$5,496
Addition - acquisition of 10,000ft	11,181
Working capital adjustment - acquisition of 10,000ft	(180)
Goodwill balance as of October 31, 2019	$16,497

The following table presents the components of net intangible assets (in thousands):

	As of October 31, 2019			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$9,866	$(1,769)	$8,097	$1,866	$(494)	$1,372
Acquired customer relationships	8,350	(620)	7,730	360	(25)	335
Trade names	100	(19)	81	—	—	—
Patents	170	(86)	84	170	(63)	107
Domain name	13	—	13	13	—	13
Total	$18,499	$(2,494)	$16,005	$2,409	$(582)	$1,827
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

	As of October 31, 2019		As of January 31, 2019
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$8,097	4.18	$1,372	2.31
Acquired customer relationships	7,730	7.33	335	2.86
Trade names	81	2.17	—	—
Total	$15,908	5.70	$1,707	2.42

Amortization expense related to intangible assets was $0.8 million and $0.1 million for the three months ended October 31, 2019 and 2018, respectively, and $1.9 million and $0.4 million for the nine months ended October 31, 2019 and 2018, respectively.
As of October 31, 2019, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of fiscal 2020	$849
Fiscal 2021	3,358
Fiscal 2022	2,897
Fiscal 2023	2,608
Fiscal 2024	2,607
Thereafter	3,673
Total	$15,992

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years.
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
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2019:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2019	12,451,739	$5.72
Granted	600,592	38.37
Exercised and awarded	(2,826,598)	4.59
Forfeited or canceled	(401,660)	8.67
Outstanding at October 31, 2019	9,824,073	7.92
Exercisable at October 31, 2019	4,893,583	4.57

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2019:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2019	845,199	$24.17
Granted	2,466,299	41.45
Vested	(216,649)	21.23
Forfeited or canceled	(192,147)	35.37
Outstanding at October 31, 2019	2,902,702	38.33

The following table includes a summary of shares available for issuance under our 2018 Plan and our 2018 ESPP during the nine months ended October 31, 2019:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2019	8,458,343	1,719,782
Authorized	5,248,572	1,049,714
Granted	(3,066,891)	(330,779)
Forfeited	(593,807)	—
Balance at October 31, 2019	10,046,217	2,438,717

As of October 31, 2019, $1.8 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Cost of subscription revenue	$366	$96	$957	$214
Cost of professional services revenue	343	149	858	346
Research and development	3,934	2,552	9,523	4,596
Sales and marketing	3,516	1,973	8,900	3,856
General and administrative	2,170	1,274	5,473	2,972
Total share-based compensation expense*	$10,329	$6,044	$25,711	$11,984
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.
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
(unaudited)

 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal and state deferred tax assets partially offset by the windfall from share-based compensation tax deductions.
The Company recorded a provision for income taxes of less than $0.1 million and a benefit for income taxes of less than $0.1 million for the three and nine months ended October 31, 2019, respectively, primarily attributable to the windfall from share-based compensation tax deductions offset by income taxes in foreign jurisdictions and state income taxes.
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
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Operating lease cost	$2,923	$8,287
Finance lease cost:
Amortization of assets	1,185	3,182
Interest on lease liabilities	66	191
Short-term lease cost	177	446
Variable lease cost	493	1,328
Total lease costs	$4,844	$13,434

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	As of October 31, 2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$56,744
Finance lease assets	Property and equipment, net	4,952
Total leased assets		$61,696

Liabilities:
Current
Operating	Operating lease liabilities, current	$11,041
Finance	Finance lease liabilities, current	3,025
Non-current
Operating	Operating lease liabilities, non-current	48,668
Finance	Finance lease liabilities, non-current	2,156
Total lease liabilities		$64,890

Other information related to leases was as follows (dollars in thousands):

Nine Months Ended October 31, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$7,161
Operating cash flows from finance leases	185
Financing cash flows from finance leases	3,114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,012
Finance leases	2,364

Weighted-average remaining lease term (in years):
Operating leases	6.2
Finance leases	1.9

Weighted-average discount rate:
Operating leases	6.1%
Finance leases	4.7%

*Includes cash paid for lease liability accretion of $2.8 million.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of October 31, 2019, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of fiscal 2020	$2,876	$1,111
Fiscal 2021	11,443	2,599
Fiscal 2022	11,298	1,286
Fiscal 2023	11,545	426
Fiscal 2024	11,812	—
Thereafter	23,064	—
Total lease payments	$72,038	$5,422
Less: imputed interest	(12,329)	(241)
Total	$59,709	$5,181

As of October 31, 2019, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $41.3 million, payable over lease terms ranging from 1 to 9 years.
Total rent and related operating expenses recorded under Topic 840, the previous lease standard, were approximately $2.2 million and $5.4 million for the three and nine months ended October 31, 2018, respectively.
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
13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

United States	$56,643	$36,279	$151,682	$95,225
EMEA	7,899	5,449	21,471	15,221
Asia Pacific	3,315	2,786	9,548	8,735
Americas other than the United States	3,668	2,354	9,662	6,390
Total	$71,525	$46,868	$192,363	$125,571

No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of October 31, 2019 and January 31, 2019, there was no significant property and equipment owned by the Company outside of the United States.

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

	As of October 31,
	2019	2018
Domain-based customers	83,139	77,893
Average annualized contract value per domain-based customer	$3,286	$2,214
Dollar-based net retention rate for all customers (trailing 12 months)	134%	132%
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Revenue
Subscription	$64,355	$41,520	$172,991	$111,048
Professional services	7,170	5,348	19,372	14,523
Total revenue	71,525	46,868	192,363	125,571
Cost of revenue
Subscription(1)	8,867	4,873	23,050	13,697
Professional services(1)	5,231	3,831	14,198	10,485
Total cost of revenue	14,098	8,704	37,248	24,182
Gross profit	57,427	38,164	155,115	101,389
Operating expenses
Research and development(1)	25,049	15,599	67,496	42,855
Sales and marketing(1)	50,896	30,084	125,569	76,723
General and administrative(1)	13,330	8,888	35,728	24,211
Total operating expenses	89,275	54,571	228,793	143,789
Loss from operations	(31,848)	(16,407)	(73,678)	(42,400)
Interest income	2,810	1,016	6,073	2,092
Other income (expense), net	187	(156)	(243)	(1,782)
Net loss before income tax provision (benefit)	(28,851)	(15,547)	(67,848)	(42,090)
Income tax provision (benefit)	5	22	(68)	110
Net loss and comprehensive loss	$(28,856)	$(15,569)	$(67,780)	$(42,200)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Cost of subscription revenue	$366	$96	$957	$214
Cost of professional services revenue	343	149	858	346
Research and development	3,934	2,552	9,523	4,596
Sales and marketing	3,516	1,973	8,900	3,856
General and administrative	2,170	1,274	5,473	2,972
Total share-based compensation expense*	$10,329	$6,044	$25,711	$11,984
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Subscription	90%	89%	90%	88%
Professional services	10	11	10	12
Total revenue	100	100	100	100
Cost of revenue
Subscription	12	10	12	11
Professional services	7	8	7	8
Total cost of revenue	20	19	19	19
Gross profit	80	81	81	81
Operating expenses
Research and development	35	33	35	34
Sales and marketing	71	64	65	61
General and administrative	19	19	19	19
Total operating expenses	125	116	119	115
Loss from operations	(45)	(35)	(38)	(34)
Interest income	4	2	3	2
Other income (expense), net	—	—	—	(1)
Net loss before income tax provision (benefit)	(40)	(33)	(35)	(34)
Income tax provision (benefit)	—	—	—	—
Net loss and comprehensive loss	(40)%	(33)%	(35)%	(34)%

Note: Certain amounts may not sum due to rounding.

Comparison of the three months ended October 31, 2019 and 2018
Revenue

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue
Subscription	$64,355	$41,520	$22,835	55%
Professional services	7,170	5,348	1,822	34%
Total revenue	$71,525	$46,868	$24,657	53%
Percentage of total revenue
Subscription revenue	90%	89%
Professional services revenue	10%	11%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended October 31, 2019, followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.

The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$8,867	$4,873	$3,994	82%
Professional services	5,231	3,831	1,400	37%
Total cost of revenue	$14,098	$8,704	$5,394	62%
Gross profit	$57,427	$38,164	$19,263	50%
Gross margin
Subscription	86%	88%
Professional services	27%	28%
Total gross margin	80%	81%
Cost of subscription revenue increased $4.0 million, or 82%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $1.6 million in employee-related expenses due to increased headcount, of which $0.2 million was related to share-based compensation expense, an increase of $1.1 million in hosting fees, an increase of $0.4 million in both amortization of acquisition-related intangibles and software-related costs, an increase of $0.2 million in both allocated overhead and data center costs, and an increase of $0.1 million in credit card processing fees.
Our gross margin for subscription revenue was 86% and 88% for the three months ended October 31, 2019 and 2018, respectively.
Cost of professional services increased $1.4 million, or 37%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $1.2 million in employee-related expenses, of which $0.2 million was related to share-based compensation expense, and an increase of $0.2 million in allocated overhead costs.
Our gross margin for professional services was 27% and 28% for the three months ended October 31, 2019 and 2018, respectively.
Research and development expenses

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$25,049	$15,599	$9,450	61%
Percentage of total revenue	35%	33%
Research and development expenses increased $9.5 million, or 61%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $8.0 million in employee-related expenses due to increased headcount, of which $1.4 million was related to share-based compensation expense. There was also an increase of $0.6 million of costs of outside services to supplement our internal staff, an increase $0.5 million in allocated overhead and an increase of $0.3 million in software-related costs.

Sales and marketing expenses

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$50,896	$30,084	$20,812	69%
Percentage of total revenue	71%	64%
Sales and marketing expenses increased $20.8 million, or 69%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase of $12.0 million in employee-related expenses due to increased headcount, of which $1.6 million related to increased share-based compensation expense, an increase of $6.4 million in marketing costs related to a larger ENGAGE conference and our ad campaign, an increase of $1.0 million in allocated overhead costs, an increase of $0.5 million in travel-related costs, an increase of $0.4 million in software-related costs, an increase of $0.3 million in amortization of acquisition-related intangibles and an increase of $0.1 million in taxes, licenses and insurance.
General and administrative expenses

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$13,330	$8,888	$4,442	50%
Percentage of total revenue	19%	19%
General and administrative expenses increased $4.4 million, or 50%, for the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase was primarily due to an increase in employee-related expenses of $3.0 million, of which $0.9 million related to increased share-based compensation expense, an increase of $1.2 million in professional services costs, and an increase of $0.2 million in allocated overhead costs. This was partially offset by a net decrease of $0.1 million in taxes, licenses, insurance and bad debt expense.
Interest income

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest income	$2,810	$1,016	$1,794	177%
Percentage of total revenue	4%	2%
For the three months ended October 31, 2019 compared to the three months ended October 31, 2018, the increase in interest income of $1.8 million was driven by higher monetary value of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.

Other income (expense), net

	Three Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Other income (expense), net	$187	$(156)	$343	N/M*
Percentage of total revenue	—%	—%
*N/M = not meaningful
For the three months ended October 31, 2019 compared to the three months ended October 31, 2018, the change in other income (expense), net was driven by an increase of $0.4 million in unrealized foreign currency gain.

Comparison of the nine months ended October 31, 2019 and 2018
Revenue

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Revenue
Subscription	$172,991	$111,048	$61,943	56%
Professional services	19,372	14,523	4,849	33%
Total revenue	$192,363	$125,571	$66,792	53%
Percentage of total revenue
Subscription revenue	90%	88%
Professional services revenue	10%	12%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 134% for the trailing 12-month period ended October 31, 2019, followed by contributions from new customers, as evidenced by the 7% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$23,050	$13,697	$9,353	68%
Professional services	14,198	10,485	3,713	35%
Total cost of revenue	$37,248	24,182	$13,066	54%
Gross profit	$155,115	101,389	$53,726	53%
Gross margin
Subscription	87%	88%
Professional services	27%	28%
Total gross margin	81%	81%
Cost of subscription revenue increased $9.4 million, or 68%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $4.3 million in employee-related expenses due to increased headcount, of which $0.7 million was related to share-based compensation expense, an increase of $2.0 million in hosting costs, an increase of $0.9 million in amortization of acquisition-related intangibles, an increase of $0.8 million in software-related costs, an increase of $0.6 million in allocated overhead costs, and an increase of $0.4 million in both data center costs and credit card processing fees.
Our gross margin for subscription revenue was 87% and 88% for the nine months ended October 31, 2019 and 2018, respectively.
Cost of professional services increased $3.7 million, or 35%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $3.1 million in employee-related expenses, of which $0.5 million was related to share-based compensation expense. There was also an increase of $0.5 million in allocated overhead costs, and an increase of $0.2 million in software-related costs.
Our gross margin for professional services was 27% and 28% for the nine months ended October 31, 2019 and 2018, respectively.
Research and development expenses

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Research and development	$67,496	$42,855	$24,641	57%
Percentage of total revenue	35%	34%
Research and development expenses increased $24.6 million, or 57%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $20.2 million in employee-related expenses due to increased headcount, of which $4.9 million was related to share-based compensation expense, an increase of $1.7 million in allocated overhead costs, an increase of $1.4 million in software-related costs, an increase of $1.2 million in costs of outside services used to supplement our internal staff, and an increase of $0.1 in marketing costs.

Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Sales and marketing	$125,569	$76,723	$48,846	64%
Percentage of total revenue	65%	61%
Sales and marketing expenses increased $48.8 million, or 64%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $32.2 million in employee-related expenses due to increased headcount, of which $5.2 million related to increased share-based compensation expense, an increase of $10.0 million in marketing costs related to a larger ENGAGE conference and our ad campaign, an increase of $3.1 million in allocated overhead costs, an increase of $1.6 million in travel-related costs, an increase of $1.3 million in software-related costs, and an increase of $0.6 million in amortization of acquisition-related intangibles.
General and administrative expenses

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
General and administrative	$35,728	$24,211	$11,517	48%
Percentage of total revenue	19%	19%
General and administrative expenses increased $11.5 million, or 48%, for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018. The increase was primarily due to an increase of $7.6 million in employee-related expenses due to increased headcount, of which $2.5 million related to increased share-based compensation expense, an increase of $2.4 million in professional services, an increase of $0.9 million in allocated overhead costs, and an increase of $0.2 million in each of the following: marketing costs, software-related costs, and travel-related costs.
Interest income

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Interest income	$6,073	$2,092	$3,981	190%
Percentage of total revenue	3%	2%
For the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, the increase in interest income of $4.0 million was driven by higher monetary values of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.

Other income (expense), net

	Nine Months Ended October 31,		Change
	2019	2018	Amount	%

	(dollars in thousands)
Other income (expense), net	$(243)	(1,782)	$1,539	(86)%
Percentage of total revenue	—%	(1)%
For the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, the change in other income (expense), net was driven by an increase in unrealized foreign currency gain of $0.2 million, and a decrease of $1.3 million in warrant expense.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(dollars in thousands)
Gross profit	$57,427	$38,164	$155,115	$101,389
Add:
Share-based compensation expense	709	245	1,815	560
Amortization of acquisition-related intangible assets	555	114	1,276	342
One-time acquisition costs	—	—	69	—
Non-GAAP gross profit	$58,691	$38,523	$158,275	$102,291

Gross margin	80%	81%	81%	81%
Non-GAAP gross margin	82%	82%	82%	81%

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(dollars in thousands)
Loss from operations	$(31,848)	$(16,407)	$(73,678)	$(42,400)
Add:
Share-based compensation expense*	10,329	6,044	25,711	11,984
Amortization of acquisition-related intangible assets	845	120	1,889	360
One-time acquisition costs	21	—	548	57
Non-GAAP operating loss	$(20,653)	$(10,243)	$(45,530)	$(29,999)

Operating margin	(45)%	(35)%	(38)%	(34)%
Non-GAAP operating margin	(29)%	(22)%	(24)%	(24)%
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Net cash provided by (used in) operating activities	$1,049	$2,423	$(10,828)	$(6,850)
Less:
Purchases of property and equipment	(1,101)	(2,158)	(4,186)	(4,372)
Capitalized internal-use software development costs	(1,793)	(1,307)	(5,190)	(2,156)
Payments on principal of finance leases	(1,072)	(936)	(3,114)	(2,520)
Free cash flow	$(2,917)	$(1,978)	$(23,318)	$(15,898)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Total revenue	$71,525	$46,868	$192,363	$125,571
Add:
Deferred revenue (end of period)	135,838	84,151	135,838	84,151
Less:
Deferred revenue (beginning of period)	123,867	76,157	96,133	57,281
Calculated billings	$83,496	$54,862	$232,068	$152,441

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	116,861	102,822	111,401	76,065
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	—	—	22,325
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	116,861	102,822	111,401	98,390

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

	(in thousands)
Net loss	$(28,856)	$(15,569)	$(67,780)	$(42,200)
Add:
Share-based compensation expense*	10,329	6,044	25,711	11,984
Amortization of acquisition-related intangible assets	845	120	1,889	360
One-time acquisition costs	21	—	548	57
Remeasurement of convertible preferred stock warrant liability	—	—	—	1,326
Non-GAAP net loss	$(17,661)	$(9,405)	$(39,632)	$(28,473)
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.
Liquidity and Capital Resources
As of October 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $513.4 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds and, to a lesser extent, certificates of deposit. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), capitalized leases, and interest income.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had deferred revenue of $135.8 million, of which $135.0 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2019	2018

Net cash used in operating activities	$(10,828)	$(6,850)
Net cash used in investing activities	(87,035)	(6,528)
Net cash provided by financing activities	396,564	166,855
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	2	(73)
Net increase in cash, cash equivalents, and restricted cash	$298,703	$153,404
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and sales and marketing expenses. Historically, we have generated negative cash flows from operating activities during most fiscal years, and have supplemented working capital requirements through net proceeds from the sale of equity securities.
During the nine months ended October 31, 2019, net cash used in operating activities was $10.8 million, driven by our net loss of $67.8 million, adjusted for non-cash charges of $54.8 million, and net cash inflows of $2.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and amortization of operating lease right-of-use assets and intangible assets. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $38.7 million, an increase in deferred commissions of $25.6 million, an increase in accounts receivable of $11.7 million, a net increase in prepaid expenses and other current assets of $5.8 million, an increase in operating lease liabilities of $4.4 million, an increase in accounts payable and accrued expenses of $6.5 million, and a decrease of $1.0 million in long-term liabilities.

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
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2019 of $87.0 million consisted of spend on short-term investments of $50.0 million, payments for business acquisition, net of cash acquired, of $26.7 million, spend on capitalized internal-use software development of $5.2 million, purchases of property and equipment of $4.2 million, and a purchase of a long-term investment of $1.0 million.
Net cash used in investing activities during the nine months ended October 31, 2018 of $6.5 million consisted of purchases of property and equipment of $4.4 million and capitalized internal-use software development costs of $2.2 million.
Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2019 of $396.6 million was primarily due to $379.8 million of net proceeds from our follow-on offering of common stock, $13.0 million in proceeds from the exercise of stock options, and $7.7 million in proceeds from our ESPP. These proceeds were partially offset by payments of principal on finance leases of $3.1 million and payments of deferred follow-on offering costs of $0.8 million.
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
Obligations and Other Commitments
As of October 31, 2019, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and non-cancelable purchase commitments. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 14, Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

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
Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2019. There have been no significant changes to these policies during the nine months ended October 31, 2019 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $513.4 million as of October 31, 2019, of which $302.4 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2019, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the Euro, British Pound Sterling, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Because of the previously disclosed material weakness in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of October 31, 2019, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
During fiscal 2019, and the nine months ended October 31, 2019, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and financial reporting personnel. As of October 31, 2019, our accounting team includes multiple individuals with significant technical accounting, public company reporting, and technology industry experience, each of which is aligned to Corporate Accounting, Revenue Accounting, SEC Reporting and Technical Accounting, or Tax functional departments within our accounting organization. We have, with participation from these accounting team members, enhanced the design of and implemented additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. We have also implemented additional monitoring activities in our Internal Audit department and have begun detailed internal control testing procedures.
To remediate our existing material weakness, we require additional time to demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remediating controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control over financial reporting
We adopted the new lease accounting standard, ASC 842, on February 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. As a result of the accounting standard adoption, we also implemented changes to our internal control over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $28.9 million and $15.6 million during the three months ended October 31, 2019 and 2018, respectively, and net losses attributable to common shareholders of $67.8 million and $42.2 million during the nine months ended October 31, 2019 and 2018, respectively. As of October 31, 2019, we had an accumulated deficit of $228.3 million. These losses and accumulated deficit reflect the substantial investments we made to develop our platform and acquire new customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
We depend on our co-location data centers, public cloud service providers, and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. We are in the process of consolidating the hosting of our platform through public cloud service providers. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our co-location data centers and public cloud service providers (collectively, our “Hosting Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems and services of our Hosting Providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time with our Hosting Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
We may also be affected by other problems relating to our Hosting Providers, such as financial difficulties and bankruptcy. The occurrence of any such events or other unanticipated problems with our Hosting Providers could result in lengthy interruptions, delays, and outages in our service and noncompliance with our contractual obligations or business requirements.
Further, our Hosting Providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew agreements with these Hosting Providers on commercially reasonable terms, if our agreements with these Hosting Providers are prematurely terminated for any reason, if one of our Hosting Providers is acquired or ceases business, or if our migration to the public cloud results in interruptions, delays, outages, or needs to be halted or reversed, we may be required to transfer our servers and other infrastructure to new data center or public cloud facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
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
Any errors, defects, disruptions, or other performance problems with our platform could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to October 31, 2019 we grew from 274 employees to 1,489 employees. In addition, we have recently hired new members of senior management, and we have engaged temporary employees and contractors to supplement our employee base. We anticipate that we will continue to expand our operations and personnel headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.
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
Although we offer additional solutions, we currently derive, and expect to continue to derive, substantially all of our revenue from our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological changes, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
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
Because of the large amount of data that we collect and manage, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform and services could be diminished or otherwise impacted by a number of factors, which may damage the perception of the reliability of our applications and reduce our revenue. These factors include but are not limited to customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts; computing vulnerabilities; security breaches; capacity issues or service failures experienced by our service providers; or variability in user traffic for our platform. We monitor vulnerabilities that may impact our business and the availability of our platform. Any such impact, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results.

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

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including expanding our presence domestically and internationally, and developing and maintaining the controls associated with being a public company, we will need to maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
Brand promotion activities require us to make substantial expenditures. We have begun to make more significant investments in the promotion of our brand, however, our ability to successfully promote our brand is uncertain. We anticipate that our expenditures on brand promotion will continue to increase in the near term as our market expands. The promotion of our brand, however, may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. We also rely on our customer base and community of collaborators and customers in a variety of ways, including for feedback on our platform and services. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $25.0 million and $15.6 million during the three months ended October 31, 2019 and 2018, respectively, and $67.5 million and $42.9 million during the nine months ended October 31, 2019 and 2018, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under the Federal Risk and Authorization Management Program. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Further, the State of California recently adopted the CCPA, which will go into effect on January 1, 2020, with a 12-month look-back period for certain provisions relating to disclosures to consumers. The CCPA provides new data privacy rights for consumers and expands the definition of “personal information,” which creates new and uncertain operational requirements for our business. The CCPA includes statutory damages and private rights of action to be brought against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Recently, several amendments to the CCPA were signed into law in California and the California Attorney General has issued draft regulations; we continue to monitor these changes and their effects. The continued evolution of the CCPA may increase uncertainty, risk, and exposure. Several foreign jurisdictions (e.g., Brazil, India, and Canada) have also adopted new or updated comprehensive privacy legislation to offer additional data privacy protections for individuals.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. As of October 31, 2019, we had 11 issued patents in the United States that expire between 2019 and 2036, as well as eight pending patent applications in the United States. In addition, we primarily rely on a combination of copyright, trade secret and trademark laws, trade secret protection, and confidentiality or license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. Lastly, we negotiate service agreements with our customers that may include licensing rights to intellectual property developed while performing professional services, and such licensing rights may provide the customer a platform to compete against or allege ownership of services and applications that we may develop in the future. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the rules subsequently implemented by the U.S. Securities and Exchange Commission, or SEC, the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
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
In addition, we will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act when we cease to be an emerging growth company. In anticipation of losing emerging growth company status on January 31, 2020, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Public company director and officer liability insurance is expensive, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.
In connection with the audit of our consolidated financial statements for the years ended January 31, 2017 and 2018, our independent registered public accounting firm noted in its reports to our audit committee that there were a number of audit adjustments to our consolidated financial statements for the periods under audit. We identified that the cause of the audit adjustments was a lack of qualified accounting and financial reporting personnel with an appropriate level of experience. Given that during the years ended January 31, 2017 and 2018, we did not maintain a sufficient complement of personnel possessing the appropriate accounting and financial reporting knowledge, we determined that this control deficiency constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. This deficiency could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis. As of October 31, 2019, this material weakness has not been remediated.
During the fiscal years ended January 31, 2018 and 2019, and through the nine months ended October 31, 2019, we hired additional experienced accounting and financial reporting personnel as well as implemented new financial systems, processes, and related internal controls over financial reporting. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and financial reporting personnel, and further improving segregation of duties and evolving our accounting processes. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the New York Stock Exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline.
We may be subject to litigation or regulatory proceedings for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.
From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, securities law violations or other investor claims, and other matters. For example, we sometimes engage contractors and other temporary workers to fill vacancies or otherwise provide services, and any incorrect classification of such staff could result in liability or alleged claims, lawsuits, proceedings, or penalties. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. For example, in May 2019, we completed our acquisition of Artefact Product Group, LLC, makers of 10,000ft, an application that enables teams and organizations to manage resource planning and reporting. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

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
Our limited experience acquiring companies increases these risks. Our failure to address these risks or other problems we encounter with our acquisitions and investments could cause us to not realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business.
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
In addition, we use various third parties to sell access to our platform and services and conduct our business abroad and to the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In March 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self-disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) to report these potential violations. We provided additional information in response to OFAC’s requests and, in November 2019 after considering all relevant information, OFAC issued a Cautionary Letter as a final enforcement response. Although the Cautionary Letter issued by OFAC is a final enforcement response, the letter does not preclude OFAC from taking future action should additional information warrant renewed attention. While our controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
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
We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering), finance lease arrangements, subscription fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 ESPP. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit will depend on the terms of the United Kingdom’s withdrawal from the European Union, if and when such withdrawal occurs, and such impact may not be fully realized for several years or more. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our U.K. and global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position
Additionally, general economic uncertainty and associated macroeconomic conditions make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $55.79 through November 30, 2019. In addition to the factors discussed in this Quarterly Report, the trading prices of the securities of technology companies in general have been highly volatile.
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

•	recruitment or departure of key personnel;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with responding to and addressing any such actual or perceived failures or breaches;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	indemnity demands or lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	sales or distributions of our Class A common stock held by our large institutional shareholders; and

•	sales of additional shares of our Class A common stock by us or our shareholders.
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
Shares held by our employees, executive officers, directors, and the majority of our security holders are currently tradeable in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), various vesting agreements, as well as our insider trading policy. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, as of October 31, 2019, we had options outstanding that, if fully exercised or settled, would result in the issuance of 9,824,073 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 2,902,702 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable lock-ups, market stand-off agreements, and vesting requirements.
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
Provisions in our amended and restated articles of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

•	established a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	eliminated the ability of our shareholders to call special meetings of shareholders;

•	prohibit shareholder action by written consent unless the consent is unanimous, which requires all shareholder actions to be taken at a meeting of our shareholders;

•	established advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;

•	prohibit cumulative voting;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of the voting power of our outstanding shares;

•	require super-majority voting to amend some provisions in our amended and restated articles of incorporation and amended and restated bylaws; and

•	authorized the issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan, also known as a “poison pill.”
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 11, 2019

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 11, 2019