Form 10-K
period 2020-01-31
SMARTSHEET INC
filed 2020-03-31
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of Class)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the stock of the Registrant as of July 31, 2019 (based on a closing price of $49.91 per share) held by non-affiliates was approximately $4.4 billion. As of March 20, 2020, there were 118,833,426 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2020.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to “Smartsheet,” “Company,” “our,” “us,” and “we” refer to Smartsheet Inc. and where appropriate, its consolidated subsidiaries.
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “hope,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors." Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the effect of uncertainties related to the current novel COVID-19 coronavirus pandemic (“COVID-19”) on the U.S. and global markets, our business, operations and customers;

•	the highly competitive nature of work execution software and product introductions, promotional activity by our competitors, and our ability to differentiate our platform and applications;

•	our ability to introduce new and enhanced product offerings and the continued market adoption of our platform;

•	the effect of litigation, complaints, or adverse publicity on our business;

•	our ability to attract new customers and expand sales to existing customers;

•	our ability to provide effective customer support;

•	our ability to execute our “land-and-expand” strategy;

•	the security and reliability of our co-location data centers and the public cloud infrastructure that we use;

•	our ability to expand our sales force to address effectively the new industries, geographies, and types of organizations we intend to target;

•	our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;

•	our liquidity and working capital requirements;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to protect and enhance our brand and intellectual property;

•	the costs related to defending intellectual property infringement and other claims;

•	privacy and data protection laws, actual or perceived privacy or data breaches, other data security incidents, or the loss of data;

•	future regulatory, judicial, and legislative changes in our industry; and

•	future arrangements with, or investments in, other entities or associations, products, services or technologies.

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

Part I
Item 1. Business
Overview
We are the platform for enterprise achievement, enabling teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. As of January 31, 2020, over 99,000 customers, including approximately 84,000 domain-based customers, relied on Smartsheet to implement, manage, and automate projects, processes, and initiatives across a broad array of departments and use cases.
The nature of work has changed and the majority of work is unstructured or dynamic. The growing volume and variety of information has complicated the process for executing work across teams that are increasingly multidisciplinary and geographically distributed. Unstructured or dynamic work is work that has historically been managed using a combination of email, spreadsheets, whiteboards, phone calls, and in-person meetings to communicate with team members and complete projects and processes. It is frequently changing, often ad-hoc, and highly reactive to new information. Rigid applications, such as ticketing, enterprise resource planning (“ERP”), or customer relationship management (“CRM”) systems are poorly suited to manage unstructured work. For nearly 30 years, organizations have primarily relied on lightweight tools to manage dynamic or unstructured work. Reliance on these tools limits visibility and accountability, creates information silos that slow decision-making, and results in delays, errors, and suboptimal outcomes.
Business users need technology solutions they can configure and modify on their own. Today, many systems within an enterprise require IT to implement and manage them. Most tools that focus on the business user require some coding knowledge to incorporate business logic for workflows, integrate data from third-party systems, and adapt to changing business needs.
Smartsheet was founded in 2005 with a vision to build a universal application for work execution that does not require coding capabilities. Our platform serves as a single source of truth across work projects, processes, and initiatives and fosters accountability and engagement within teams, leading to more efficient decision-making and better business outcomes. Our platform provides a number of solutions that eliminate the obstacles to capturing information, including a familiar and intuitive spreadsheet interface as well as easily customizable forms. Our reporting and automation capabilities further increase speed by reducing time spent on administration and repetitive work. We make it easy for teams to apply business logic to automate repetitive actions using an extensive list of conditions. Business users, with little or no training, can configure and modify our platform to customize workflows to suit their needs. Our familiar and intuitive user interface and functionality allow users to realize the benefits of our platform without changing the behaviors developed using everyday productivity tools.
People across organizations have similar needs no matter where they work or what they do. They need to manage workflows across teams, gain visibility into progress on company-wide projects and initiatives in real-time, capture inputs, track and report on deliverables, prioritize actions, and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for over 2,000 documented use cases, including software migration planning, vendor and contract management, brand launches, compliance reporting, event planning, customer onboarding, budget approvals, patent application processing, talent acquisition, benefit and retirement tracking, sales enablement, pipeline management, sales operations, commissions calculations, marketing programs management, investor relations tracking, and website management, among others.
We have over 99,000 customers, including approximately 84,000 domain-based customers, over 90 companies in the Fortune 100, and over three-quarters of the companies in the Fortune 500. As of January 31, 2020, our Fortune 100 and Fortune 500 customers had annualized contract values (“ACVs”) ranging from less than $200 to over $3.0 million, and approximately one third of our Fortune 500 customers had ACVs lower than $5,000 per year. Our customers typically begin using our platform for a single initiative or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands across an organization through new use cases and teams.

We deliver our cloud-based software platform through a subscription model. We have a digital sales model for self-service adoption through our website. We employ an efficient inside sales team that utilizes machine learning and lead scoring to respond to and convert other interested users within new and existing organizations. We also have a targeted field sales team dedicated to expanding our presence within existing enterprise relationships where we have identified significant opportunity for growth, and have developed partner relationships to support new customers, use cases and markets. This blended go-to-market model allows us to serve a larger, diverse user base without incurring excessive costs. The breadth of solutions we offer reflects the flexibility our users desire to purchase and use our platform in a way that most closely aligns with their needs and level of adoption.
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
We also offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. Our premium capabilities include Smartsheet Control Center and Dynamic View to enable customers to execute work at scale with consistency and security. These capabilities are monetized based on the value they create for customers, not on a per seat basis. During the year ended January 31, 2020, we added real-time resource management, capacity planning, and reporting software and expanded the number of Accelerators, which are pre-packaged solutions designed as best-in-class solutions to support specific use cases. As of January 31, 2020, we offered ten Accelerators, including Information Technology Project Management Office (“IT PMO”), Professional Services, Mergers and Acquisitions (“M&A”), Customer Engagement, Sales Rep Onboarding, General Data Protection Regulation (“GDPR”), Sales Forecasting, Campaign Management, Marketing Events, and Marketing Shared Services.
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
Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2020, we had over 950,000 paying users and over 5.3 million additional free users which we refer to as collaborators. Collaborators inside or outside a user’s organization are invited to work on our platform by a paid user, and can use our platform with limited functionality. This strategy is designed to increase paid conversions for those seeking to enjoy the complete functionality of our platform while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility and accountability are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.

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
In August 2019, we announced that Smartsheet Gov achieved Provisional Authority to Operate (“P-ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”). This means the Smartsheet core platform has been fully approved for use by federal agencies and government contractors, giving them the ability to plan, capture, manage, automate, and report on work at scale. Additionally, Smartsheet can now be found on the AWS Gov Cloud Marketplace. This marketplace lists FedRAMP authorized offerings to help agencies research and select secure and compliant cloud providers available for federal use.
Expand within our existing customer base
Our customers frequently increase their use of our platform as they realize the value they derive from adopting Smartsheet. As a result, we are working with customers to help them define new use cases within existing deployments, and expand usage of Smartsheet to additional teams in their organizations that would benefit from our platform. There are more than 5.3 million existing collaborators that we are focused on converting to paid users. In addition to broader deployments, we enable our customers to further derive value from Smartsheet through premium solutions such as our Connectors, Control Center, Dynamic View and Accelerators. Our professional services, customer success, and training teams provide our customers with implementation, training, and support services to help them expand their use of, and realize the full benefit of, Smartsheet.

Expand internationally
For the year ended January 31, 2020, we derived approximately 21% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally. Our platform is available in eight languages. By expanding our direct and indirect sales force focused outside of the United States, establishing international sales territories, and partnering with strategic resellers, we plan to continue to grow our international sales. In October 2018, we opened our first international sales office in the U.K. focused on growing our presence within Western Europe. In September 2019, we established an additional international office in Australia focused on expanding our position in the Australian market and the Asia Pacific region.
Expand product features and functionality
We intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. For example, during the year ended January 31, 2020, we expanded the number of Accelerators which provide our customers with fast and reliable deployment of Smartsheet across specific use-cases. Many of the high-value solutions that we are developing are intended to be packaged and priced separately from our core user subscriptions.
Make additional investments in partnerships and integrations
To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality at no cost to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, and Dropbox. We offer powerful out-of-the-box Connectors with Salesforce, Adobe Creative Cloud, Atlassian, ServiceNow, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in these integrations, develop new partnerships, and enhance our architecture to support a wider range of Connectors with leading enterprise applications to increase the value, awareness, and adoption of our platform.
Pursue selective strategic acquisitions
We plan to pursue strategic acquisitions that we believe will be complementary to our existing offering, enhance our technology, and increase the value proposition we deliver to our customers. Our recent acquisitions of Seattle-based Artefact Product Group, LLC (“10,000ft”) and TernPro, Inc. (“TernPro”) are examples, as the acquisitions were complementary to our existing product capabilities. 10,000ft accelerated our time to market for a resource planning software solution and we were able to leverage TernPro’s content mark-up and approval features to accelerate the delivery of new capabilities to our customers.
Our Technology
We believe our collective domain knowledge, technical expertise, and more than a decade of software development experience have allowed us to differentiate our platform from the competition. Our scalable multi-tenant architecture is designed to provide our customers with highly usable, secure, and reliable functionality.
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
Integrated mobile capabilities
We have invested in our common core framework and mobile development teams to extend the high-performance functionality of our platform to smartphones and tablets. Our native mobile applications are built for both iOS and Android, and are designed to provide similar functionality to our desktop version, while also supporting mobile-first customer use cases.

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
Scalable and reliable infrastructure
Our scalable architecture and monitoring telemetry are designed to provide a highly reliable and available platform. We maintain this reliability by utilizing a combination of third-party co-location centers and large public cloud providers, giving us the ability to scale our infrastructure efficiently and cost-effectively.
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
Accelerators
Accelerators are pre-packaged solutions for specific, repeatable use cases, which we launched in fiscal 2019. Accelerators are intended to deliver immediate business value by leveraging best practices gained from insights across the company’s thousands of customers. As of January 31, 2020, we offered ten Accelerators: IT PMO, Professional Services, M&A, Customer Engagement, Sales Rep Onboarding, GDPR, Sales Forecasting, Campaign Management, Marketing Events, and Marketing Shared Services.
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
Our Accelerator for GDPR allows organizations to create an integrated end-to-end operational framework for consistent, ongoing data privacy compliance, monitoring, and reporting. It helps to automate several key processes, including privacy impact assessment and data mapping, identifying privacy risks, and remediation plans across an organization.
Our Accelerator for Sales Forecasting enables sales leaders to create accurate forecasts through collaborating on pipeline insights, and consistently rolling-up forecasts from the reps through to management.
Our Accelerator for Campaign Management combines a planning framework with an execution layer to take marketing campaigns to the next level. It also provides real time visibility into campaign status across departments and functions.
Our Accelerator for Marketing Events combines event planning best practices with Smartsheet’s collaboration features. Event owners can manage everything from planning to scheduling to execution, all the way through to lead collection and processing.
Our Accelerator for Marketing Shared Services helps customers manage high volume, complex service requests from across their entire organization. Teams can manage workflows from intake to completion, while providing transparency for business stakeholders.
In the future, we expect to release additional Accelerator packages based on customer needs and general market assessment.
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter or intra departmental teams. Dynamic View enables mixed internal and external teams to collaborate confidentially with vendors without them knowing about each other. This premium application simplifies views into complex work like order management scenarios where the process is complex but each person only needs a partial view of their work. Dynamic View is ideal for managing departmental requests like business intelligence requests, marketing creative services, and sales tickets.
Data Uploader
Data Uploader allows business users to merge or replace data from virtually any system into Smartsheet so that a team’s key data sources live in the same place where work gets done. Data Uploader automates the data upload process to centralize the disparate data, drives collaboration, provides real-time visibility into multiple business systems, and empowers teams to be more efficient through effective work execution.
10,000ft
10,000ft enables businesses to plan and allocate resources across their projects, optimize resource allocation by function or skill set, track time against forecast, and gain real-time portfolio level visibility into the status of budgets and deliverables. This premium offering combined with the core Smartsheet platform provides customers an end to end solution for work execution and resource management that balances top down strategic planning with bottoms up work management.
Employees
As of January 31, 2020, we had a total of 1,588 employees, of which 1,051 were located at our headquarters in Bellevue, Washington.
Sales and Marketing
Our marketing and sales teams work closely together to provide an easy way for potential users to discover, try, adopt, and expand usage of Smartsheet over time. We include demand generation, customer success, customer support, and professional services under the sales organization to align these efforts to best support our customers.
Marketing
Our marketing organization is responsible for increasing awareness of, and generating demand for, our platform, and fostering our community of users. We target potential users across a wide variety of departments and functions in organizations of all sizes and industries. We employ brand marketing, content marketing, search marketing, social marketing, influencer marketing, advertising, and other techniques designed to increase brand awareness and traffic to our website and encourage new users to sign up for a 30-day free trial and purchase our subscription services online. We engage frequently with respected technology analyst firms to educate them as to the benefits of our platform and accelerate the maturation of an appropriate market category.
We have also built marketing relationships with a number of technology companies, such as Microsoft and Google, to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach. Additionally, in October 2019 we hosted our third annual global customer conference, Smartsheet ENGAGE to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer use cases and best practices.
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
Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done fast and efficiently. As of January 31, 2020, we had approximately 84,000 domain-based customers with ACVs ranging from less than $200 to over $3.0 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @cisco. An ISP customer is typically a small team or an individual that registers for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT services, marketing, media, non-profit, publishing, software, technology, and travel.
Backlog
The majority of our invoiced customers sign up for subscription terms of one year and are invoiced for the full subscription term upfront. A smaller subset of customers with annual contract terms are invoiced on a quarterly or a semi-annual basis. Another small subset of customers sign multi-year subscription contracts but receive annual invoicing terms. When contract terms exceed invoicing terms, portions of those contracts which at a point in time are not invoiced are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Those contracted but uninvoiced amounts are considered by us to be backlog. As of January 31, 2020 and January 31, 2019, we had backlog of approximately $8.1 million and $5.2 million, respectively. As backlog amounts are not significant relative to our total customer contract value, we do not utilize backlog as a key management metric internally.

Research and Development
Our research and development team consists of our engineering, user experience, design, and product management teams. These groups are responsible for the design, development, testing, and delivery of new technologies and features for our platform. Our research and development team also includes our technical operations team which is responsible for scaling our platform and maintaining our co-location data centers and public cloud infrastructure. We are in the process of substantially migrating all of our operations to the public cloud infrastructure. We invest substantial resources in research and development to drive core technology innovation and bring new products to market.
Competition
The market for work execution software is rapidly evolving. We face competition from a number of vendors with a variety of product offerings. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers such as Microsoft and Google that users have historically relied on to manage work. Certain of our features compete with current products and services offered by Airtable, Asana, Atlassian, Monday.com, Planview, Workfront, and Wrike. In addition, certain companies offer lightweight productivity solutions that compete with some of our platform’s features, including Asana and Workfront. Larger software vendors with substantial resources and smaller upstarts building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform. We believe that the principal competitive factors in our market include:
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
Intellectual Property
We rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect our intellectual property. As of January 31, 2020, we had 10 issued and active patents, which expire between 2021 and 2036, as well as 9 pending patent applications in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. While we believe our patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us as a whole. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of January 31, 2020, we owned two U.S. and 23 international trademark registrations for the mark SMARTSHEET. We also own two pending trademark applications, and several domain names, including www.smartsheet.com.

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
Additional Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”). Our reports filed with or furnished to the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”) are available, free of charge, on our Investor Relations website at investors.smartsheet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

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
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the current outbreak of COVID-19, which has been declared by the World Health Organization to be a global pandemic, has spread across the globe and is significantly impacting worldwide economic activity. COVID-19 could result in one or more of the following conditions that could affect us and our customers: increased risk in collectability of accounts receivable; reduced staff productivity due to working at home for extended periods; lost staff productivity due to illness and/or illness in the family; increased customer losses/churn; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. The duration and scope of the pandemic is highly uncertain. We continue to monitor the effect that the COVID-19 outbreak may have, and while it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will likely have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $95.9 million, $53.9 million, and $53.7 million during the years ended January 31, 2020, 2019, and 2018, respectively. As of January 31, 2020, we had an accumulated deficit of $256.5 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Monday.com, Planview, Workfront, Wrike, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Microsoft and Google, they may develop and introduce products that directly or indirectly compete with our platform. As we look to sell products and services to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide products and services for free. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations, and financial condition may be harmed.
If our security measures are breached or unauthorized access to customer data or our data is otherwise obtained, our platform may be perceived as not being secure, customers may reduce or stop using our platform, and we may incur significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program, and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats, and we anticipate being required to expend significant resources in an effort to protect against security breaches and incidents. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects.
Additionally, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our service providers may also be the targets of cyberattacks, malicious software programs, phishing attacks, and fraud. Our ability to monitor our service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data.

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
Further, not all of our customer and other agreements contain limitation of liability provisions and we cannot assure that any such limitation of liability provisions in our customer and user agreements or other contracts would be enforceable or adequate, or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base, and our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to predict customer demands and to attract new customers. This may be particularly challenging where an organization is reluctant to try a cloud-based collaborative work management platform or has already invested significantly in an existing solution. If we fail to predict customer demands or attract new customers and maintain and expand those customer relationships, our revenue and business may be harmed.
Our future growth also depends upon expanding sales of our platform and services to, and renewing subscriptions with, existing customers and their organizations. In order for us to improve our operating results, it is important that our existing customers increase their use of our platform through new use cases and new users, and purchase more subscriptions to our platform and our services and premium solutions. If our existing customers do not expand their use of our platform through their organization and purchase additional subscriptions, services, or premium solutions, our revenue may grow more slowly than expected, may not grow at all, or may decline.
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
Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:

•	the impact of, including but not limited to the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;

•	customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;

•
customers’ failure to pay amounts due to us, customers’ extending the time to pay amounts owed to us, our inability to collect amounts due, and the cost of enforcing the terms of our contracts, including litigation;

•	our ability to attract new customers, including internationally;

•	interest rate fluctuations which will cause our interest income to decrease during low interest rate environments;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers obtained through self-service on our website and sales-assisted channels;

•	customer renewal rates and the extent to which customers purchase services and subscribe for additional users and products;

•	the timing and growth of our business, in particular through our hiring of new employees and international expansion;

•	our ability to hire, train, and maintain our sales force;

•	the length and timing of sales cycles with a significant portion of our larger transactions occurring in the last few days and weeks of each quarter;

•	the timing of recognition of revenue;

•	the amount and timing of operating expenses;

•	changes in our pricing policies or offerings, or those of our competitors;

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
We host our platform and serve our customers from leased co-location data centers located in Chicago, Illinois, and Ashburn, Virginia and through public cloud service providers. We are in the process of consolidating the hosting of our platform through public cloud service providers exclusively. While we control and have access to our servers and the components of our network that are located in our leased co-location data centers, we do not control the operation of these facilities. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our co-location data centers and public cloud service providers (collectively, our “Hosting Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Hosting Providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, periodic interruptions, delays, and outages in service and availability with our Hosting Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
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
Any issues with our Hosting Providers may result in errors, defects, disruptions, or other performance problems with our platform, which could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.

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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to January 31, 2020 we grew from 274 employees to 1,588 employees. In addition, we have recently hired new members of management, and we have engaged temporary employees and contractors to supplement our employee base. We anticipate that we will continue to expand our operations and personnel headcount in the near term. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycle may become longer and more expensive, we may encounter implementation and configuration challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. In addition, to achieve acceptance of our platform by such customers, we will need to engage with and gain the acceptance of knowledge workers, who are often the initial adopters of our platform, and senior management. As a result, sales efforts targeted at enterprise and government customers involve greater costs, longer sales cycles, greater competition, increased operational burden, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

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
Our platform is inherently complex and may contain material defects or errors. We provide regular updates to our platform, which may contain undetected defects when first introduced or released. Any defects in functionality or interruptions in the availability of our platform, or user error, could result in:

•	loss of, or delayed, market acceptance and sales;

•	breach of contract or warranty claims;

•	issuance of credits or other compensation for downtime;

•	termination of subscription agreements, loss of customers, and issuance of refunds for prepaid amounts related to unused subscription fees for our platform;

•	diversion of development and customer service resources; and

•	harm to our reputation.
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
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. Our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods, including outages in July 2019. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our technical operations infrastructure, or experience service outages, interruptions, or delays in the deployment of our platform, we may be subject to liabilities and operating results may be harmed.
We have experienced significant growth in the number of users and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our platform is accessible within an acceptable load time. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. We need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead-time. If we do not accurately predict or manage our infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform.
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
Our customers can use our products and services to collect, use, and otherwise process personal information. National and state governments and data regulators in the countries in which we, our customers, and our service providers operate have adopted, are considering adopting, or may adopt laws, regulations, and standards regarding the collection, use, and other processing of personal information. Privacy laws and regulations can vary significantly by jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and China. The costs of compliance with, and other burdens imposed by, privacy laws, regulations, standards, and other obligations, such as the General Data Protection Regulation 2016/679 (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), or the Health Insurance Portability and Accountability Act (“HIPAA”), may limit the use and adoption of our products and services; reduce overall demand for our products and services; lead to regulatory investigations, litigation, and significant fines, penalties, or liabilities for actual or alleged noncompliance; slow the pace at which we close sales transactions; restrict our ability to make product or operational improvements; limit our ability to collect or utilize certain data; or create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws, regulations, or contractual obligations, it may limit our ability to offer our products and services in certain jurisdictions, or damage our reputation and brand.
Any systems failure, security breach, or other incident that results in the release of, or unauthorized access to, personal information, or any failure or perceived failure by us to comply with our contractual obligations or any privacy laws or regulations, could result in proceedings against us by data regulators or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data handling practices, any of which could harm our business, operating results, and financial condition.
Additionally, privacy laws, regulations, and standards may be interpreted in new and differing manners in the future, may be modified, and may be inconsistent among jurisdictions. Future laws, regulations, and standards and changes in the interpretation thereof could result in any or all of the following for us, our customers, and our service providers: increased regulation, increased costs of compliance, penalties for non-compliance, and limitations on data processing. For example, data transfer mechanisms on which we rely, such as the Privacy Shield programs or the standard contractual clauses approved by the European Commission, have been subject to challenges and it is unclear whether they will continue to serve as valid means for the transfer of personal data to the United States. Additionally, Brexit could lead to further legislative and regulatory changes in the United Kingdom. It remains unclear how United Kingdom data protection laws or regulations will change as Brexit is effectuated and whether the United Kingdom will be deemed an adequate jurisdiction by the European Union. Further, the State of California recently adopted the CCPA, which provides new data privacy rights for consumers, expands the definition of “personal information,” and provides a private right of action to be brought against businesses that fail to comply. Recently, several amendments to the CCPA were signed into law in California and the California Attorney General has issued draft regulations; we continue to monitor these changes and their effects. The continued evolution of the CCPA may increase uncertainty, risk, and exposure.
The costs of compliance with, and other burdens imposed by privacy laws, regulations, and standards that are applicable to the businesses of our customers may reduce our or our customers’ ability and willingness to collect, use, and otherwise process certain types of information, which could limit the use, effectiveness, and adoption of our products and services and reduce overall demand. Further, if we or our customers are unable to transfer data between and among countries and regions in which we or our customers operate, it could decrease demand for our products and services, require us to modify or restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue. Any changes we consider necessary or appropriate for compliance with privacy laws, regulations, standards, or contractual obligations may not be able to be made in a commercially reasonable manner, in a timely fashion, or at all. Even the perception of privacy concerns, whether or not valid, may inhibit the adoption, effectiveness or use of our products and services, and may damage our reputation and brand.
In addition to government regulation, privacy advocates and industry groups may establish or propose various new or different self-regulatory standards that may place additional burdens on us. Further, our customers may expect us to comply with more stringent privacy and data security requirements or standards. If we are unable to meet any of these standards or related contractual obligations, we could face litigation, harm to our reputation and market position, a loss of customers, reduced demand for our offerings, and harm to our business.
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
We do not have employment agreements with any member of our senior management team, and we do not maintain key person life insurance for any employee. The loss of one or more members of our senior management team, especially our President and Chief Executive Officer, Mark P. Mader, or other key employees may be disruptive to our business.
Our growth depends on our ability to expand our sales force.
In order to increase our revenue and achieve profitability, we must increase the size of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel but we may not be successful in doing so.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may cause us to have to explore new markets to find talent. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company and our platform, which may adversely affect our sales if we cannot train them quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business could be adversely affected.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, including expanding our presence domestically and internationally, and maintaining the controls associated with being a public company, we will need to preserve and maintain our corporate culture among a larger number of employees dispersed in various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
We use and rely on technologies and software from third parties to operate critical functions of our business, including cloud infrastructure services, customer relationship management services, and business management services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement software or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition.
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
We recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically one year. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. A decline in new or renewed subscriptions in any single quarter will likely only have a minor effect on our revenue for that quarter, and such a decline will reduce our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or customer retention rates, may not be fully reflected in our operating results until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers is recognized over the applicable subscription term.
We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $95.5 million, $58.8 million, and $37.6 million during the years ended January 31, 2020, 2019, and 2018, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under the Federal Risk and Authorization Management Program. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Contractual disputes with, or commitments to, our customers may be costly, time-consuming, may result in terminations, and could harm our reputation.
The sale of our products and services is contract intensive and we are a party to contracts with our customers globally. Our contracts contain a wide variety of commitments, including security and privacy obligations, indemnification obligations, and regulatory requirements. Contract terms are not always standardized across our customers and may be subject to differing interpretations, which could result in disputes with our customers. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to us could negatively affect our operating results.
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
From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings involving labor and employment, wage and hour, commercial, securities law violations or other investor claims, and other matters. For example, an indemnification claim is currently being made against the Company in a lawsuit against a former director and shareholder to which we are not a party. Additionally, we sometimes engage contractors and other temporary workers to fill vacancies or otherwise provide services, and any incorrect classification of such staff could result in liability or alleged claims, lawsuits, proceedings, or penalties. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include provisions under which we agree to provide certain defense and indemnity obligations for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other liabilities relating to or arising from our contractual obligations. Indemnity payments and defense costs may be substantial and could harm our business, operating results, and financial condition. Any dispute involving a customer and relating to such indemnity obligations could have adverse effects on our relationship with that customer and other existing or potential customers, and may harm our business and operating results.
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
Our platform uses third-party software and services that may be difficult to replace or may cause errors or failures of our platform that could lead to a loss of customers or harm to our reputation and our operating results.
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
Our use of “open source” software could negatively affect our ability to offer and sell our products and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform. Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.
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
Historically, we have generated a majority of our revenue from customers in the United States. We are expanding internationally and plan to continue to expand our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;

•	new, or changes in existing, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing our platform and services;

•	lack of or delayed acceptance of localized versions of our platform and services;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	the difficulty of, and burden and expense involved with, compliance with privacy, data protection, data residency, and information security laws and regulations, such as the GDPR;

•	economic weakness or currency-related crises;

•
the burden of complying with a wide variety of laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) of 1977, as amended, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell products and services in certain foreign markets, and the risks and costs of non-compliance;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	lack of brand recognition;

•	political instability, uncertainty, or change, such as that caused by Brexit;

•	health or similar issues, including epidemics or pandemics such as the current outbreak of COVID-19;

•	security risks in the countries where we are doing business; and

•	our ability to maintain our relationship with resellers to distribute our platform internationally.
Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our products and services, and could have a material adverse effect on our business and results of operations.
Further, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, or in a timely manner, our business and results of operations will suffer.
Our forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, if at all.
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
U.S. federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices regarding Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations could also require us to modify our platform in order to comply with these laws or regulations. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or for commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or reduce demand for Internet-based services and platforms such as ours.
We use email as part of our platform for communication and workflow management. Internet service providers continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the deliverability of email messages from our platform. Government regulations, laws regarding electronic communications, and evolving practices regarding the use of email could restrict our use of email. Any deliverability issues or restrictions on our use of email would reduce functionality of our platform, impact user adoption, and harm our business.
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. In addition to certain patents and patent applications, we primarily rely on a combination of copyright, trademark, and trade secret protections, and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our products and services. We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Any efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any such infringement or misappropriation, including injunctive relief, may be insufficient to enjoin the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on our technology, platform, and services not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights. Additionally, we rely on the feedback provided by our customers and users to inform decisions on potential changes to our products and services, and we negotiate agreements with our customers that may include license rights to intellectual property developed while performing professional services. Such feedback and license rights may provide a customer or user a basis for competing against us or contesting ownership of current or future intellectual property.

We cannot assure you that actions by other third parties alleging infringement by us of third- party intellectual property rights will not be asserted or prosecuted against us. In the future, others may claim that our technology, platform, or services infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable conditions.
We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, which could be costly. In addition, we may incur substantial costs or take material action to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification of our products and services; or issuance of refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions and other interim developments, which could cause the market price of our Class A common stock to decline if securities analysts and investors view those announcements negatively.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. We have identified material weaknesses in our internal control over financial reporting, and if we cannot remediate such material weaknesses, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
In addition, as of January 31, 2020 we are no longer an “emerging growth company,” and we are no longer permitted to rely on exemptions from certain requirements made available to emerging growth companies. For example, we are now required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Public company director and officer liability insurance is expensive, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

We have identified material weaknesses in our internal control over financial reporting, which, if not remediated appropriately or timely, could result in adverse effects on the accuracy and timing of our financial reporting, inability to comply with securities law and exchange listing requirements, loss of investor confidence, and an adverse impact our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of this Annual Report, management identified material weaknesses evidencing an ineffective control environment relating to (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support the Company’s financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with the Company’s financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. We are implementing remedial measures and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, and as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the New York Stock Exchange listing requirements, which may cause investors to lose confidence in our financial reporting and our share price to decline.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cost us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

•	diverting management time and focus from operating our business to acquisition integration;

•	disrupting our respective ongoing business operations;

•	customer and industry acceptance of the acquired company’s offerings;

•	implementing or remediating the controls, procedures, and policies of the acquired company;

•	integrating acquired technologies in our own platform and technologies;

•	our ability to ensure that we maintain quality and security standards for the acquired technology consistent with our brand;

•	retaining and integrating acquired employees;

•	failing to maintain important business relationships and contracts;

•	failing to realize any anticipated synergies;

•	using cash or equity that we may need in the future to operate our business or incurring debt on terms unfavorable to us or that we are unable to pay;

•	liability for activities of the acquired company before the acquisition;

•	litigation or other claims arising in connection with the acquired company;

•	impairment charges associated with goodwill and other acquired intangible assets; and

•	other unforeseen operating difficulties and expenditures.
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
We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, finance lease arrangements, subscription fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets as a result of the COVID-19 pandemic could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
As of January 31, 2020, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $205.6 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
Income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to products and services provided over the Internet. These enactments or amendments could reduce our sales activity by increasing gross sales prices, inclusive of tax, and ultimately harm our operating results and cash flows.
Additionally, any changes to or the reform of current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Currently, we have not accumulated significant foreign earnings; however, this could change on a go-forward basis as our international operations continue to develop. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
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

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self-disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) to report these potential violations and OFAC issued a Cautionary Letter as a final enforcement response. While our controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
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
Our sales are generally more heavily weighted toward the end of each fiscal quarter, which could have an impact on the timing of our billings, revenue, and collections, and on the reporting of such metrics for any given quarter and subsequent quarters.
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with an increased volume of sales in the last few weeks and days of the quarter, and can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, billings, and cash collections, may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis, and may prevent us from achieving our quarterly or annual forecasts.
Further, the concentration of contract negotiations in the last few weeks and days of the quarter may require us to expend more in the form of compensation for additional sales operations, legal, and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close.
Political developments and adverse societal, economic, and market conditions and reductions in productivity spending may harm our business.
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
Further, political developments impacting government spending and international trade, including government shutdowns in the United States, the United Kingdom's departure from the European Union, and trade disputes and tariffs, in particular with China, may negatively impact markets and cause weaker macroeconomic conditions. Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit may not be fully realized for several years or more. Uncertainty in the effects of Brexit may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our United Kingdom and global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
Our operations expose us to risks associated with public health crises, such as the current COVID-19 pandemic, which could harm our business and cause our operating results to suffer. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. A continued slowdown or downturn in the economy has begun to have, and we expect will continue to have, a negative impact on many of our customers.
In addition, the COVID-19 pandemic has significantly impacted areas where we operate and areas of customer and user concentration. The impact of COVID-19 has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by governmental authorities. COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, and may have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition. COVID-19 has also resulted in certain government closures and supply chain disruptions, which impact specific areas of our business, including by limiting our ability to complete background checks and screens necessary to hire and onboard employees and to provide necessary equipment to new and existing employees.
Uncertainty due to the COVID-19 pandemic, as well as general economic uncertainty and associated macroeconomic conditions, make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone region and an area that has been significantly affected by the COVID-19 pandemic. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, loss of critical data, and inability to continue our operations, all of which could harm our operating results.
Risks Related to Ownership of Our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $55.79 through March 20, 2020. In addition to the factors discussed in this Annual Report, the trading prices of the securities of technology companies in general have been highly volatile.
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

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	the economy as a whole and market conditions in our industry;

•	rumors and market speculation involving our company or other companies in our industry;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with responding to and addressing any such actual or perceived failures or breaches;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	indemnity demands or lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, public health concerns or epidemics (such as the current COVID-19 pandemic), or responses to these events;

•	sales or distributions of our Class A common stock held by our large institutional shareholders; and

•	sales of additional shares of our Class A common stock by us or our shareholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, the stock markets have been extremely volatile in response to the COVID-19 pandemic. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In addition, as of January 31, 2020, we had options outstanding that, if fully exercised or settled, would result in the issuance of 9,076,671 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 3,138,330 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.

In addition, certain holders of our Class A common stock are, subject to certain conditions, entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing shareholders and cause the market price of our Class A common stock to decline.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our company, the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about our company, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company on a regular basis, demand for our Class A common stock could decrease, which might cause our market price or trading volume to decline.
Provisions in our corporate charter documents and under Washington law could make an acquisition of our company, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Bellevue, Washington, where we currently lease approximately 178,000 square feet under lease agreements that expire at various times from 2021 through 2026.
We also lease facilities on a long-term basis in Boston, Massachusetts; London, England; and Edinburgh, Scotland; and in several other locations on a short-term basis.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties.  At this time, the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the New York Stock Exchange under the symbol "SMAR" since April 27, 2018. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange. There are no shares of Class B common stock outstanding.
Holders of Record
As of March 20, 2020, we had 81 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
Dividend Policy
We currently do not intend to declare or pay any cash dividends in the foreseeable future.
Stock Performance Graph
This stock performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Smartsheet Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our shareholders between April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2020 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.

Company/Index	Base Period 4/27/2018	7/31/2018	10/31/2018	1/31/2019	4/30/2019	7/31/2019	10/31/2019	1/31/2020
Smartsheet Inc.	$100.00	$110.26	$121.33	$160.92	$217.08	$255.95	$202.05	$248.62
S&P 500 Index	100.00	105.54	101.53	101.26	110.33	111.63	113.77	120.81
S&P 500 Information Technology Index	100.00	108.33	105.91	101.34	120.38	123.49	127.83	145.84
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Public Offering of Class A Common Stock
On April 26, 2018, our Registration Statement on Form S-1 (File No. 333-223914) was declared effective in connection with the IPO of our Class A common stock.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 on April 27, 2018.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial and Other Data
The following selected consolidated statements of operations data for the years ended January 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. We derived the selected consolidated statements of operations data for the years ended January 31, 2017 and 2016 from our audited consolidated financial statements and related notes thereto, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected consolidated financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report.

	Year Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenue
Subscription	$244,058	$157,529	$100,368	$62,416	$39,568
Professional services	26,824	20,193	10,885	4,548	1,183
Total revenue	270,882	177,722	111,253	66,964	40,751
Cost of revenue
Subscription(1)	32,707	19,297	13,008	10,117	6,961
Professional services(1)	20,193	14,552	8,674	4,016	1,636
Total cost of revenue	52,900	33,849	21,682	14,133	8,597
Gross profit	217,982	143,873	89,571	52,831	32,154
Operating expenses
Research and development(1)	95,469	58,841	37,590	19,640	12,900
Sales and marketing(1)	176,060	106,067	72,925	40,071	28,440
General and administrative(1)	50,227	34,049	28,034	8,275	5,163
Total operating expenses	321,756	198,957	138,549	67,986	46,503
Loss from operations	(103,774)	(55,084)	(48,978)	(15,155)	(14,349)
Interest income	8,410	3,307	540	—	—
Other income (expense), net	(462)	(1,815)	(975)	(29)	—
Net loss before income tax provision (benefit)	(95,826)	(53,592)	(49,413)	(15,184)	(14,349)
Income tax provision (benefit)	114	293	(307)	—	—
Net loss	$(95,940)	$(53,885)	$(49,106)	$(15,184)	$(14,349)
Deemed dividend(2)	—	—	(4,558)	—	—
Net loss attributable to common shareholders	$(95,940)	$(53,885)	$(53,664)	$(15,184)	$(14,349)
Net loss per share attributable to common shareholders, basic and diluted(3)	$(0.85)	$(0.65)	$(2.94)	$(1.00)	$(1.03)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted(3)	112,991	83,141	18,273	15,241	13,877

(1)	Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of subscription revenue	$1,392	$346	$96	$35	$23
Cost of professional services revenue	1,259	466	67	26	4
Research and development	14,260	5,873	6,029	452	235
Sales and marketing	12,937	5,163	1,707	428	1,348
General and administrative	7,716	4,055	10,565	193	69
Total share-based compensation expense	$37,564	$15,903	$18,464	$1,134	$1,679

Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows:

	Year Ended January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Cost of subscription revenue	$—	$—	$53	$—	$—
Cost of professional services revenue	—	—	9	—	—
Research and development	—	—	5,124	—	—
Sales and marketing	—	—	583	—	—
General and administrative	—	—	9,701	—	—
Total share-based compensation expense	$—	$—	$15,470	$—	$—

(2)	Please refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report for further information.

(3)
Please refer to Note 5 to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share attributable to common shareholders, basic and diluted.

	January 31,
	2020	2019	2018	2017	2016

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$515,924	$213,085	$58,158	$32,235	$26,535
Working capital	397,722	110,887	(1,234)	(4,246)	7,681
Total assets	797,714	308,744	116,604	56,253	43,965
Deferred revenue, current and non-current	158,809	96,133	57,281	32,712	19,572
Finance leases payable, current and non-current	4,129	5,932	6,546	5,742	—
Operating lease liabilities, current and non-current	60,933	—	—	—	—
Convertible preferred stock warrant liability	—	—	1,272	477	283
Convertible preferred stock	—	—	112,687	60,260	60,260
Total shareholders’ equity (deficit)	514,060	166,992	(80,741)	(52,743)	(39,604)
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	January 31,
	2020	2019	2018	2017	2016
Domain-based customers(1)	83,901	78,959	74,116	66,645	53,920
Average annualized contract value per domain-based customer	$3,643	$2,454	$1,640	$1,106	$841
Dollar-based net retention rate for all customers (trailing 12 months)	135%	134%	130%	122%	113%
(1) Domain-based customers are defined as customers with a unique email domain name such as @cisco.
For additional information about our key business metrics, please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31. A discussion, analysis, and comparison of our financial condition, results of operations, and cash flows for the year ended January 31, 2019 to the year ended January 31, 2018 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on April 1, 2019.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels: Individual, Business, Enterprise, and Premier, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer Dynamic View, Data Uploader, Control Center and Accelerators, which enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. We acquired 10,000ft in May 2019 which augmented our product portfolio by providing resource allocation and planning. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website or through our sales force, starting a free trial, or working as a collaborator on a project.
COVID-19
In December 2019, the novel COVID-19 coronavirus (“COVID-19”) was reported in China and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. At this time, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	January 31,
	2020	2019	2018
Domain-based customers	83,901	78,959	74,116
Average annualized contract value per domain-based customer	$3,643	$2,454	$1,640
Dollar-based net retention rate for all customers (trailing 12 months)	135%	134%	130%
Number of domain-based customers
We define domain-based customers as organizations with a unique email domain name such as @cisco. All other customers, which we designate as ISP customers, are typically small teams or individuals who register for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
In previous fiscal years, including the fiscal year ended January 31, 2020, we considered the number of domain-based customers using our platform to be an indicator of our market penetration, the growth of our business, and our potential future business opportunities.
Over time as our business has grown, an increasing percentage of our total annualized contract values has come from customers with higher annualized contract values. As of January 31, 2020, over 75% of our cumulative total annualized contract value from all customers came from the customers who paid us $5 thousand or more. Due to this concentration in contract value from certain domain-based customers, beginning with February 1, 2020, the count of domain-based customers will be replaced as a key business metric with the following three metrics:

•	Count of customers with annualized contract value (“ACV”) equal to or greater than $5 thousand

•	Count of customers with ACV equal to or greater than $50 thousand

•	Count of customers with ACV equal to or greater than $100 thousand
Effective February 1, 2020, we consider the customer growth in these segments to provide better insight into the effectiveness of our growth strategies, our market penetration, and our potential for future business opportunities. Going forward, these metrics will not include domain-based customers with annualized contract values of under $5,000, which we no longer consider to be a key factor for evaluating our business. These revised metrics for the most recent fiscal years were as follows:

	January 31,
	2020	2019	2018
Customers with ACV of $5 thousand or more	9,079	6,192	3,790
Customers with ACV of $50 thousand or more	961	444	189
Customers with ACV of $100 thousand or more	350	147	65
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
Professional services revenue
Professional services revenue primarily includes fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, with some smaller engagements being provided for a fixed fee. We recognize revenue for our consulting services as those services are delivered. Our training services are delivered either remotely or at the customer site. Training services are charged for on a fixed-fee basis and we recognize revenue as the training program is delivered. Our consulting and training services are generally considered to be distinct, for accounting purposes, and we recognize revenue as services are performed or upon completion of work.
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees and payment processing fees, software and maintenance costs, allocated overhead, amortization of acquisition-related intangibles, costs of Connectors between Smartsheet and third-party applications, costs of outside services to supplement our internal teams, and travel-related expenses.
We intend to continue to invest in our platform infrastructure and our support organization. We currently utilize a combination of third-party co-location data centers and public cloud service providers. As our platform scales, we may require additional investments in infrastructure to host our platform and support our customers, which may negatively impact our subscription gross margin.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, billable expenses, software-related costs, travel-related costs, and costs of outside services to supplement our internal teams.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, increased share-based compensation expense, as well as the relative proportions of total revenue provided by subscriptions or professional services in a given time period. As we continue to migrate more of our infrastructure to cloud-based hosting providers, we expect our gross margin to decline.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, hardware- and software-related costs, overhead allocations, costs of outside services used to supplement our internal staff, travel-related costs, and marketing related costs. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, allocated overhead, travel-related expenses, software-related expenses, costs of outside services used to supplement our internal staff, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales. We expect sales and marketing costs to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as legal, accounting, and other professional fees, allocated overhead, hardware and software costs, certain tax, license and insurance-related expenses, and travel-related expenses.
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
Interest income
Interest income consists of interest income from our investment holdings.
Other income (expense), net
Other income (expense), net primarily consists of interest expense associated with our finance leases, and foreign exchange gains and losses.
Income tax provision (benefit)
Our income tax provision has not been historically significant to our business as we have incurred operating losses to date. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Revenue
Subscription	$244,058	$157,529	$100,368
Professional services	26,824	20,193	10,885
Total revenue	270,882	177,722	111,253
Cost of revenue
Subscription(1)	32,707	19,297	13,008
Professional services(1)	20,193	14,552	8,674
Total cost of revenue	52,900	33,849	21,682
Gross profit	217,982	143,873	89,571
Operating expenses
Research and development(1)	95,469	58,841	37,590
Sales and marketing(1)	176,060	106,067	72,925
General and administrative(1)	50,227	34,049	28,034
Total operating expenses	321,756	198,957	138,549
Loss from operations	(103,774)	(55,084)	(48,978)
Interest income	8,410	3,307	540
Other income (expense), net	(462)	(1,815)	(975)
Net loss before income tax provision (benefit)	(95,826)	(53,592)	(49,413)
Income tax provision (benefit)	114	293	(307)
Net loss	$(95,940)	$(53,885)	$(49,106)

(1)	Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of subscription revenue	$1,392	$346	$96
Cost of professional services revenue	1,259	466	67
Research and development	14,260	5,873	6,029
Sales and marketing	12,937	5,163	1,707
General and administrative	7,716	4,055	10,565
Total share-based compensation expense	$37,564	$15,903	$18,464

Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows:

	Year Ended January 31,
	2020	2019	2018

	(in thousands)
Cost of subscription revenue	$—	$—	$53
Cost of professional services revenue	—	—	9
Research and development	—	—	5,124
Sales and marketing	—	—	583
General and administrative	—	—	9,701
Total share-based compensation expense	$—	$—	$15,470
The following table sets forth the components of our statements of operations data, for each of the periods presented, as a percentage of total revenue.

	Year Ended January 31,
	2020	2019	2018
Revenue
Subscription	90%	89%	90%
Professional services	10	11	10
Total revenue	100	100	100
Cost of revenue
Subscription	12	11	12
Professional services	7	8	8
Total cost of revenue	20	19	19
Gross profit	80	81	81
Operating expenses
Research and development	35	33	34
Sales and marketing	65	60	66
General and administrative	19	19	25
Total operating expenses	119	112	125
Loss from operations	(38)	(31)	(44)
Interest income	3	2	—
Other income (expense), net	—	(1)	—
Net loss before income tax provision (benefit)	(35)	(30)	(44)
Income tax provision (benefit)	—	—	—
Net loss	(35)%	(30)%	(44)%

Comparison of the years ended January 31, 2020 and 2019
Revenue

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$244,058	$157,529	$86,529	55%
Professional services	26,824	20,193	6,631	33%
Total revenue	$270,882	$177,722	$93,160	52%
Percentage of total revenue
Subscription revenue	90%	89%
Professional services revenue	10%	11%
The increase in subscription revenue between periods was driven by increased contributions from existing customers, as evidenced by our dollar-based net retention rate of 135% for the trailing 12-month period ended January 31, 2020, followed by contributions from new customers, as evidenced by the 6% increase in the number of domain-based customers.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$32,707	$19,297	$13,410	69%
Professional services	20,193	14,552	5,641	39%
Total cost of revenue	$52,900	$33,849	$19,051	56%
Gross profit	$217,982	$143,873	$74,109	52%
Gross margin
Subscription	87%	88%
Professional services	25%	28%
Total gross margin	80%	81%
Cost of subscription revenue increased $13.4 million, or 69%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to an increase of $5.8 million in employee-related expenses due to increased headcount, of which $1.0 million was related to share-based compensation expenses, an increase of $3.5 million in data center and hosting costs, an increase of $1.4 million in amortization of acquisition-related intangibles, an increase of $1.1 million in software-related costs, an increase of $0.9 million in allocated overhead costs, an increase of $0.5 million in credit card processing fees, and an increase of $0.1 million in professional services and fees.

Our gross margin for subscription revenue was 87% and 88% for the years ended January 31, 2020 and 2019, respectively. Our gross margin for subscription revenue decreased primarily due to increased share-based compensation expenses and amortization of acquisition-related intangibles, partially offset by data center and hosting costs which decreased as a percentage of revenue, year over year, due to economies of scale. As we migrate more of our infrastructure to cloud-based hosting providers, add new functionality, expand internationally, and serve more regulated markets, our gross margin for subscription revenue will likely decline.
Cost of professional services revenue increased $5.6 million, or 39%, for the year ended January 31, 2020 compared to the year ended January 31, 2019. The increase was primarily due to an increase of $4.7 million in employee-related expenses, of which $0.8 million was related to share-based compensation expenses, as we continued to grow our professional services offerings and workforce, an increase of $0.6 million in allocated overhead costs, an increase of $0.2 million in software-related costs, and an increase of $0.1 million in travel-related costs.
Our gross margin for professional services revenue was 25% and 28% for the year ended January 31, 2020 and 2019, respectively. We expect our gross margin for professional services to decline in the future as we expand our team to support increasing demand.
Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$95,469	$58,841	$36,628	62%
Percentage of total revenue	35%	33%
Research and development expenses increased $36.6 million, or 62%, for the year ended January 31, 2020 as compared to the year ended January 31, 2019. The increase was primarily due to an increase of $29.8 million in employee-related expenses due to increased headcount, of which $8.4 million related to increased share-based compensation expenses, an increase of $2.4 million in costs of outside services used to supplement our internal staff, an increase of $2.3 million in software-related costs, and an increase of $2.0 million in allocated overhead expense.
Sales and marketing expenses

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$176,060	$106,067	$69,993	66%
Percentage of total revenue	65%	60%
Sales and marketing expenses increased $70.0 million, or 66%, for the year ended January 31, 2020 as compared to the year ended January 31, 2019. The increase was primarily due to an increase of $46.7 million in employee-related expenses due to increased headcount, of which $8.0 million related to increased share-based compensation expenses, an increase in marketing costs of $14.7 million, primarily due to a larger ENGAGE customer conference, investment in brand marketing, and pay-per-click advertising, an increase of $3.7 million in allocated overhead costs, an increase of $1.8 million in travel-related costs, an increase of $1.6 million in software-related costs, an increase of $0.9 million in amortization of acquisition-related intangibles, an increase of $0.4 million in costs of outside services used to supplement our internal staff, and an increase of $0.1 million in taxes, licenses and insurance.

General and administrative expenses

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$50,227	$34,049	$16,178	48%
Percentage of total revenue	19%	19%
General and administrative expenses increased $16.2 million, or 48%, for the year ended January 31, 2020 as compared to the year ended January 31, 2019. The increase was primarily due to an increase in employee-related expenses of $11.1 million, of which $3.7 million related to increased share-based compensation expenses, an increase of $3.9 million in costs for audit, accounting, legal, and other professional fees, an increase of $0.9 million in allocated overhead costs, an increase of $0.5 million in software-related costs, and an increase of $0.2 million in travel-related costs. This was offset by a decrease of $0.5 million in taxes, licenses, insurance, and other.
Interest income

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$8,410	$3,307	$5,103	154%
Percentage of total revenue	3%	2%
For the year ended January 31, 2020 compared to the year ended January 31, 2019, the increase in interest income of $5.1 million was driven by higher monetary value of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments. Our ability to earn interest in the future is dependent upon the interest rate environment, and our interest income may significantly decrease.
Other income (expense), net

	Year Ended January 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$(462)	$(1,815)	$1,353	75%
Percentage of total revenue	—%	(1)%

For the year ended January 31, 2020 compared to the year ended January 31, 2019, the change in other income (expense), net was driven by a decrease of $1.3 million in warrant expense and a decrease of $0.1 million in interest expense.
Quarterly Results of Operations and Other Data
The following tables set forth selected unaudited quarterly statements of operations data for each of the eight fiscal quarters ended January 31, 2020, as well as the percentage of total revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018

Revenue
Subscription	$71,067	$64,355	$58,315	$50,321	$46,482	$41,520	$37,470	$32,057
Professional services	7,452	7,170	6,329	5,873	5,669	5,348	4,914	4,262
Total revenue	78,519	71,525	64,644	56,194	52,151	46,868	42,384	36,319
Cost of revenue
Subscription(1)	9,657	8,867	7,982	6,201	5,600	4,873	4,588	4,236
Professional services(1)	5,995	5,231	4,683	4,284	4,067	3,831	3,567	3,087
Total cost of revenue	15,652	14,098	12,665	10,485	9,667	8,704	8,155	7,323
Gross profit	62,867	57,427	51,979	45,709	42,484	38,164	34,229	28,996
Operating expenses
Research and development(1)	27,973	25,049	22,210	20,238	15,986	15,599	14,412	12,844
Sales and marketing(1)	50,491	50,896	39,260	35,413	29,344	30,084	24,255	22,384
General and administrative(1)	14,499	13,330	11,457	10,939	9,839	8,888	8,524	6,798
Total operating expenses	92,963	89,275	72,927	66,590	55,169	54,571	47,191	42,026
Loss from operations	(30,096)	(31,848)	(20,948)	(20,881)	(12,685)	(16,407)	(12,962)	(13,030)
Interest income	2,337	2,810	2,114	1,149	1,216	1,016	908	168
Other income (expense), net	(219)	187	(319)	(112)	(33)	(156)	(159)	(1,468)
Net loss before income tax provision (benefit)	(27,978)	(28,851)	(19,153)	(19,844)	(11,502)	(15,547)	(12,213)	(14,330)
Income tax provision (benefit)	182	5	(39)	(35)	183	22	88	—
Net loss	$(28,160)	$(28,856)	$(19,114)	$(19,809)	$(11,685)	$(15,569)	$(12,301)	$(14,330)
Net loss per share, basic and diluted	$(0.24)	$(0.25)	$(0.17)	$(0.19)	$(0.11)	$(0.15)	$(0.12)	$(0.68)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018

Cost of subscription revenue	$435	$366	$356	$235	$132	$96	$84	$34
Cost of professional services revenue	401	343	298	217	120	149	150	47
Research and development	4,737	3,934	3,317	2,272	1,278	2,552	1,378	665
Sales and marketing	4,036	3,516	3,276	2,108	1,306	1,973	1,370	514
General and administrative	2,243	2,170	1,839	1,464	1,083	1,274	1,116	582
Total share-based compensation expense	$11,852	$10,329	$9,086	$6,296	$3,919	$6,044	$4,098	$1,842

All values from the statement of operations, expressed as percentage of total revenue were as follows:

		Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018

Revenue
Subscription	91%	90%	90%	90%	89%	89%	88%	88%
Professional services	9	10	10	10	11	11	12	12
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue
Subscription	12	12	12	11	11	10	11	12
Professional services	8	7	7	8	8	8	8	8
Total cost of revenue	20	20	20	19	19	19	19	20
Gross profit	80	80	80	81	81	81	81	80
Operating expenses
Research and development	36	35	34	36	31	33	34	35
Sales and marketing	64	71	61	63	56	64	57	62
General and administrative	18	19	18	19	19	19	20	19
Total operating expenses	118	125	113	119	106	116	111	116
Loss from operations	(38)	(45)	(32)	(37)	(24)	(35)	(31)	(36)
Interest income	3	4	3	2	2	2	2	—
Other income (expense), net	—	—	—	—	—	—	—	(4)
Net loss before income tax provision (benefit)	(36)	(40)	(30)	(35)	(22)	(33)	(29)	(39)
Income tax provision (benefit)	—	—	—	—	—	—	—	—
Net loss	(36)%	(40)%	(30)%	(35)%	(22)%	(33)%	(29)%	(39)%
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
Quarterly cost of revenue and gross margin trends
Our quarterly gross margin has remained relatively consistent, varying between 80% and 81%, as we have invested in our own co-location data centers, which have generated economies of scale, partially offset by a proportional increase in lower-margin professional services revenue. As we continue to migrate more of our infrastructure to cloud-based hosting providers, we expect our gross margin to decline.
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

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Gross profit	$217,982	$143,873	$89,571
Add:
Share-based compensation expense(1)(2)	2,651	812	163
Amortization of acquisition-related intangible assets	1,831	456	38
One-time costs of acquisition	69	—	—
Non-GAAP gross profit	$222,533	$145,141	$89,772

Gross margin	80%	81%	81%
Non-GAAP gross margin	82%	82%	81%

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.

(2)	Includes amortization related to share-based compensation expense that was capitalized in internal-use software in previous periods.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
Loss from operations	$(103,774)	$(55,084)	$(48,978)
Add:
Share-based compensation expense(1)(2)	37,564	15,903	18,464
Amortization of acquisition-related intangible assets	2,734	480	40
One-time acquisition costs	686	196	195
Non-GAAP operating loss	$(62,790)	$(38,505)	$(30,279)

Operating margin	(38)%	(31)%	(44)%
Non-GAAP operating margin	(23)%	(22)%	(21)%

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.

(2)	Includes amortization related to share-based compensation expense that was capitalized in internal-use software in previous periods.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time costs of acquisition, and remeasurement of convertible preferred stock warrant liability.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net loss	$(95,940)	$(53,885)	$(49,106)
Add:
Share-based compensation expense(1)(2)	37,564	15,903	18,464
Amortization of acquisition-related intangible assets	2,734	480	40
One-time acquisition costs	686	196	195
Remeasurement of convertible preferred stock warrant liability	—	1,326	795
Non-GAAP net loss	$(54,956)	$(35,980)	$(29,612)

(1)	Share-based compensation expense for the year ended January 31, 2018 includes share-based compensation expense related to the 2017 Tender Offer.

(2)	Includes amortization related to share-based compensation expense that was capitalized in internal-use software in previous periods.

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment, capitalized internal-use software, and payments on finance lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures, payments on finance lease obligations and changes in working capital. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(10,870)	$(2,855)	$(13,581)
Less:
Purchases of property and equipment	(5,153)	(5,767)	(6,006)
Capitalized internal-use software	(6,699)	(3,017)	(3,350)
Payments on principal of finance leases	(4,167)	(3,253)	(2,326)
Free cash flow	$(26,889)	$(14,892)	$(25,263)

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

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Total revenue	$270,882	$177,722	$111,253
Add:
Deferred revenue (end of period)	158,809	96,133	57,281
Less:
Deferred revenue (beginning of period)	96,133	57,281	32,712
Calculated billings	$333,558	$216,574	$135,822

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	112,991	83,141	18,273
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	16,698	66,595
Non-GAAP weighted-average shares outstanding used in computing net loss per share attributable to common shareholders, basic and diluted	112,991	99,839	84,868

Liquidity and Capital Resources
As of January 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $515.9 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through sales of equity securities, option exercises, and contributions from our Employee Stock Purchase Plan (“ESPP”), finance leases, and interest income.

We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our product. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had deferred revenue of $158.8 million, of which $158.0 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2020	2019	2018

Net cash used in operating activities	$(10,870)	$(2,855)	$(13,581)
Net cash used in investing activities	(90,043)	(13,784)	(809)
Net cash provided by financing activities	402,022	171,321	51,436
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(25)	(36)	—
Net increase in cash, cash equivalents, and restricted cash	$301,084	$154,646	$37,046
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
During the year ended January 31, 2020, net cash used in operating activities was $10.9 million, driven by our net loss of $95.9 million, adjusted for non-cash charges of $78.8 million, and net cash inflows of $6.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commissions, depreciation of property and equipment, amortization of lease right-of-use assets, and amortization of intangible assets. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $61.6 million, an increase in deferred commissions of $39.0 million, an increase in accounts receivable of $26.0 million, an increase in accounts payable and accrued expenses of $21.4 million, an increase in operating lease right-of-use assets of $12.2 million, an increase in operating lease liabilities of $5.6 million, an increase in prepaid expenses and other current assets of $3.9 million, a decrease in other long-term liabilities of $1.0 million, and an increase in other long-term assets of $0.3 million.
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
Investing activities
Net cash used in investing activities during the year ended January 31, 2020 of $90.0 million consisted of purchases of short-term investments of $100.5 million, payments for business acquisition, net of cash acquired, of $26.7 million, spend on capitalized internal-use software development of $6.7 million, purchases of property and equipment of $5.2 million, and a purchase of a long-term investment of $1.0 million. This was offset by proceeds from maturity of an investment of $50.0 million.
Net cash used in investing activities during the year ended January 31, 2019 of $13.8 million consisted of purchases of property and equipment of $5.8 million, payments for business acquisitions, net of cash acquired, of $5.0 million, and capitalized internal-use software development costs of $3.0 million.
Financing activities
Net cash provided by financing activities during the year ended January 31, 2020 of $402.0 million was primarily due to $379.8 million in proceeds from the follow-on offering, net of underwriters’ discounts and commissions, executed during the second quarter of this fiscal year and discussed further in Note 2 to our consolidated financial statements. Additionally, we had $15.9 million in proceeds from the exercise of stock options, and $11.3 million in proceeds from our ESPP, which were partially offset by principal payments on finance leases of $4.2 million, and payments of deferred offering costs of $0.8 million.
Net cash provided by financing activities during the year ended January 31, 2019 of $171.3 million was primarily due to $163.8 million in proceeds from the IPO, net of underwriters’ discounts and commissions, $7.1 million in proceeds from our ESPP, and $6.6 million in proceeds from the exercise of stock options. These proceeds were partially offset by principal payments on finance leases of $3.3 million, payments of deferred offering costs of $2.6 million, and taxes paid related to net share settlement of restricted stock units of $0.4 million.
Obligations and Other Commitments
Our contractual obligations consist primarily of obligations under our operating leases for office space, finance leases for our co-location data center-related equipment, our commitment with a cloud-based hosting service provider, and non-cancelable purchase commitments. The following table summarizes our contractual obligations as of January 31, 2020:

	Payments Due by Period:
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

	(in thousands)
Operating lease obligations(1)	$13,345	$24,055	$21,914	$12,961	$72,275
Finance lease obligations	2,599	1,712	—	—	4,311
Other obligations(2)	15,128	6,565	—	—	21,693
Total contractual obligations	$31,072	$32,332	$21,914	$12,961	$98,279
(1) As of January 31, 2020, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $42.3 million, payable over lease terms ranging from 7 to 9 years.
(2) Amounts include our commitment with a cloud-based hosting service provider for $5.0 million within one year and $3.5 million between one to three years.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties.  At this time, the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any. There are no other claims that we are aware of at this time that could have a material effect on our balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Training services are billed in advance, on a fixed-fee basis, and revenue is recognized after the training program is delivered, or after the customer’s right to receive training services expires.
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
Internal-use software costs of $8.1 million were capitalized in the year ended January 31, 2020, of which $5.8 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $3.5 million were capitalized in the year ended January 31, 2019, of which $1.5 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
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
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on our consolidated balance sheets. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2020, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
We utilize certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our real estate operating leases typically include non-lease components such as common-area maintenance costs.
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
Goodwill on our consolidated balance sheets totaled $16.5 million and $5.5 million at January 31, 2020 and 2019, respectively. Goodwill is tested for impairment annually on September 1, or more frequently if events or changes in circumstances indicate that impairment may exist. Based on the annual assessment, no indicator of impairment was noted and therefore no goodwill impairments were recorded during the years ended January 31, 2020, 2019, or 2018.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. Expense is recognized on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.
We use the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. We make several estimates in determining share-based compensation and these estimates generally require significant analysis and judgment to develop. These assumptions and estimates are as follows:
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
The PWERM employs various market approach calculations depending upon the likelihood of various liquidation scenarios. For each of the various scenarios, an equity value is estimated and the rights and preferences for each shareholder class are considered to allocate the equity value to common shares. The common stock value is then multiplied by a discount factor reflecting the calculated discount rate and the timing of the event. Lastly, the common stock value is multiplied by an estimated probability for each scenario. The probability and timing of each scenario were based on discussions between our board of directors and our management team. Under the PWERM, the value of our common stock is based upon possible future exit events for our company.
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
We had cash and cash equivalents totaling $515.9 million as of January 31, 2020, of which $303.9 million was invested in money market funds. We had cash and cash equivalents totaling $213.1 million as of January 31, 2019, of which $211.1 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments as of January 31, 2020, and 2019, respectively.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, Canadian dollar, and Australian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Smartsheet Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Smartsheet Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of change in convertible preferred stock and shareholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment as the Company had an insufficient complement of resources with an appropriate level of controls knowledge and expertise commensurate with the Company’s financial reporting requirements which contributed to additional material weaknesses in that the Company, (ii) did not design and maintain effective information technology general controls for certain information systems relevant to the preparation of the financial statements, and (iii) did not design and maintain effective controls related to the completeness, accuracy and occurrence of order entry and pricing during the billing and revenue processes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Artefact Product Group LLC - Fair value of finite-lived software technology and customer relationships intangible assets
As described in Note 8 to the consolidated financial statements, the Company completed the acquisition of Artefact Product Group, LLC on May 1, 2019 for a total purchase price of $27.8 million, of which $8.0 million in finite-lived software technology intangible assets and $8.0 million in finite-lived customer relationships intangible assets were recorded. Management valued the finite-lived software technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated from the licensing of the asset to third parties. Management applied judgment in estimating the fair value of the finite-lived software technology which involved the use of significant assumptions with respect to the base year revenue and the royalty rate. Management valued the finite-lived customer relationships using the multi-period excess-earnings method. This method involves forecasting the net earnings to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net returns to a present value using an appropriate discount rate. Management applied judgment in estimating the fair value of the finite-lived customer relationships which involved the use of the significant assumption of the royalty rate impacting the returns on contributory assets for software technology.

The principal considerations for our determination that performing procedures relating to the fair value of finite-lived software technology and customer relationships intangible assets from the acquisition of Artefact Product Group, LLC is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurements of finite-lived software technology and customer relationships acquired due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates, such as base year revenue and the royalty rate as it relates to the estimation of fair value of finite-lived software technology and the royalty rate impacting the returns on contributory assets for software technology as it relates to the estimation of fair value of finite-lived customer relationships, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the finite-lived software technology and customer relationships and controls over the development of the assumptions related to base year revenue, the royalty rate, and the royalty rate impacting the returns on contributory assets for software technology. These procedures also included, among others, (i) reading the purchase agreement, and (ii) testing management’s process for estimating the fair value of finite-lived software technology and customer relationships. Testing management’s process included evaluating the appropriateness of the valuation methods, testing completeness and accuracy of the data used in the valuation methods, and evaluating the reasonableness of significant assumptions, including base year revenue, the royalty rate, and the royalty rate impacting the returns on contributory assets for software technology. Evaluating the reasonableness of base year revenue involved considering the past performance of the acquired business, as well as economic and industry forecasts. The royalty rates were evaluated by obtaining evidence to support the reasonableness of the assumption and evaluating whether it was consistent with industry and peer data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods and certain significant assumptions, including the royalty rates.
Consolidated Financial Statements - Impact of Control Environment and Information Technology General Controls
The completeness and accuracy of the consolidated financial statements, including the financial condition, results of operations and cash flows, is dependent on, in part, the Company’s ability to (i) design and maintain an effective control environment, including maintaining a sufficient complement of resources with an appropriate level of controls knowledge and expertise commensurate with financial reporting requirements, and (ii) design and maintain effective information technology general controls for certain information systems relevant to the preparation of the financial statements, including user access controls, program change management controls and computer operations controls.
The principal considerations for our determination that performing procedures relating to the consolidated financial statements - impact of control environment and information technology general controls is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the consolidated financial statements and information systems. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses related to (i) the control environment, and (ii) information technology general controls existed as of January 31, 2020.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the nature and extent of audit procedures performed and evidence obtained. These procedures also included manually testing the completeness and accuracy of system reports or other information generated by the Company’s information technology systems.
Revenue Recognition - Subscription and Professional Services Revenues

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, net of any sales taxes. The Company’s subscription and professional services revenues were $244.1 million and $26.8 million, respectively, for the year ended January 31, 2020. As disclosed by management, the completeness, accuracy and occurrence of subscription and professional services revenues are dependent on customer orders being completely and accurately entered and recognized in the Company’s billing and revenue processes.
The principal considerations for our determination that performing procedures relating to revenue recognition - subscription and professional services revenues is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the accuracy and occurrence of revenue. As described above in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness related to the Company’s billing and revenue processes existed as of January 31, 2020.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the nature and extent of audit procedures performed and evidence obtained relating to subscription and professional services revenues. These procedures also included obtaining and inspecting source documents including, where applicable, cash receipts from customers.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 31, 2020

We have served as the Company's auditor since 2012.

SMARTSHEET INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue
Subscription	$244,058	$157,529	$100,368
Professional services	26,824	20,193	10,885
Total revenue	270,882	177,722	111,253
Cost of revenue
Subscription	32,707	19,297	13,008
Professional services	20,193	14,552	8,674
Total cost of revenue	52,900	33,849	21,682
Gross profit	217,982	143,873	89,571
Operating expenses
Research and development	95,469	58,841	37,590
Sales and marketing	176,060	106,067	72,925
General and administrative	50,227	34,049	28,034
Total operating expenses	321,756	198,957	138,549
Loss from operations	(103,774)	(55,084)	(48,978)
Interest income	8,410	3,307	540
Other income (expense), net	(462)	(1,815)	(975)
Net loss before income tax provision (benefit)	(95,826)	(53,592)	(49,413)
Income tax provision (benefit)	114	293	(307)
Net loss	$(95,940)	$(53,885)	$(49,106)
Deemed dividend	—	—	(4,558)
Net loss attributable to common shareholders	$(95,940)	$(53,885)	$(53,664)
Net loss per share attributable to common shareholders, basic and diluted	$(0.85)	$(0.65)	$(2.94)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	112,991	83,141	18,273
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(95,940)	$(53,885)	$(49,106)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	—	—	(1)
Comprehensive loss	$(95,940)	$(53,885)	$(49,107)
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$515,924	$213,085
Short-term investments	50,532	—
Accounts receivable, net of allowances of $2,989 and $1,234, respectively	56,863	30,173
Prepaid expenses and other current assets	7,643	3,922
Total current assets	630,962	247,180
Long-term assets
Restricted cash	865	2,620
Deferred commissions	48,255	29,014
Property and equipment, net	26,981	22,540
Operating lease right-of-use assets	57,590	—
Intangible assets, net	15,155	1,827
Goodwill	16,497	5,496
Other long-term assets	1,409	67
Total assets	$797,714	$308,744
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$7,720	$4,658
Accrued compensation and related benefits	39,635	25,557
Other accrued liabilities	12,428	6,544
Operating lease liabilities, current	13,020	—
Finance lease liabilities, current	2,465	3,768
Deferred revenue	157,972	95,766
Total current liabilities	233,240	136,293
Operating lease liabilities, non-current	47,913	—
Finance lease liabilities, non-current	1,664	2,164
Deferred revenue, non-current	837	367
Other long-term liabilities	—	2,928
Total liabilities	283,654	141,752
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2020 and January 31, 2019	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 118,194,159 shares issued and outstanding as of January 31, 2020; 500,000,000 shares authorized, 48,003,701 shares issued and outstanding as of January 31, 2019	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2020; 500,000,000 shares authorized, 56,967,742 shares issued and outstanding as of January 31, 2019	—	—
Additional paid-in capital	770,518	327,510
Accumulated deficit	(256,458)	(160,518)
Total shareholders’ equity	514,060	166,992
Total liabilities and shareholders’ equity	$797,714	$308,744
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Change in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2017	61,284,703	$60,260	16,278,895	$—	$4,783	$(57,527)	$1	$(52,743)
Issuance of convertible preferred stock	6,334,674	52,427	—	—	—	—	—	—
Stock option exercises	—	—	4,001,846	—	2,645	—	—	2,645
Share-based compensation expense	—	—	—	—	18,464	—	—	18,464
Comprehensive loss	—	—	—	—	—	(49,106)	(1)	(49,107)
Balances at January 31, 2018	67,619,377	112,687	20,280,741	—	25,892	(106,633)	—	(80,741)
Issuance of common stock under employee stock plans	—	—	4,331,279	—	10,221	—	—	10,221
Taxes paid related to net share settlement of equity awards	—	—	—	—	(380)	—	—	(380)
Issuance of common stock upon net exercise of warrant	—	—	134,603	—	2,598	—	—	2,598
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	11,745,088	—	160,401	—	—	160,401
Conversion of convertible preferred stock to common stock in connection with initial public offering	(67,619,377)	(112,687)	68,479,732	—	112,687	—	—	112,687
Share-based compensation expense	—	—	—	—	16,091	—	—	16,091
Comprehensive loss	—	—	—	—	—	(53,885)	—	(53,885)
Balances at January 31, 2019	—	—	104,971,443	—	327,510	(160,518)	—	166,992
Issuance of common stock under employee stock plans	—	—	4,197,716	—	25,519	—	—	25,519
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions and issuance costs	—	—	9,025,000	—	378,982	—	—	378,982
Share-based compensation expense	—	—	—	—	38,507	—	—	38,507
Comprehensive loss	—	—	—	—	—	(95,940)	—	(95,940)
Balances at January 31, 2020	—	$—	118,194,159	$—	$770,518	$(256,458)	$—	$514,060
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(95,940)	$(53,885)	$(49,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	37,493	15,903	18,464
Remeasurement of convertible preferred stock warrant liability	—	1,326	795
Depreciation of property and equipment	10,687	7,194	4,019
Amortization of deferred commission costs	19,806	10,770	4,989
Unrealized foreign currency loss	82	37	—
Gain on disposal of assets	—	—	2
Amortization of intangible assets	2,762	510	57
Non-cash operating lease costs	7,971	—	—
Amortization of premiums, accretion of discounts and gain on investments	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	(25,965)	(15,265)	(9,455)
Prepaid expenses and other current assets	(3,909)	481	(1,856)
Operating lease right-of-use assets	(12,173)	—	—
Other long-term assets	(339)	207	(1,022)
Accounts payable	3,593	2,031	704
Other accrued liabilities	5,840	3,424	2,014
Accrued compensation and related benefits	11,994	8,732	6,466
Deferred commissions	(39,046)	(24,493)	(14,704)
Other long-term liabilities	(1,003)	1,322	457
Deferred revenue	61,646	38,851	24,569
Operating lease liabilities	5,631	—	—
Net cash used in operating activities	(10,870)	(2,855)	(13,581)
Cash flows from investing activities
Purchases of short-term investments	(100,532)	—	—
Purchases of long-term investments	(1,000)	—	—
Proceeds from maturity of investments	50,000	—	9,235
Proceeds from sales of investments	—	—	900
Purchases of property and equipment	(5,153)	(5,767)	(6,006)
Proceeds from sale of property and equipment	—	—	1
Capitalized internal-use software development costs	(6,699)	(3,017)	(3,350)
Purchases of intangible assets	—	—	(125)
Payments for business acquisition, net of cash acquired	(26,659)	(5,000)	(1,464)
Net cash used in investing activities	(90,043)	(13,784)	(809)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriters' discounts and commissions	—	163,844	—
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	379,828	—	—
Payments on principal of finance leases	(4,167)	(3,253)	(2,326)
Payments of deferred offering costs	(798)	(2,603)	(829)
Proceeds from issuance of convertible preferred stock	—	—	52,427
Proceeds from exercise of stock options	15,905	6,649	2,164
Taxes paid related to net share settlement of restricted stock units	—	(380)	—
Proceeds from Employee Stock Purchase Plan	11,254	7,064	—
Net cash provided by financing activities	402,022	171,321	51,436
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(25)	(36)	—
Net increase in cash, cash equivalents, and restricted cash	301,084	154,646	37,046
Cash, cash equivalents, and restricted cash at beginning of period	215,705	61,059	24,013
Cash, cash equivalents, and restricted cash at end of period	$516,789	$215,705	$61,059

Supplemental disclosures
Cash paid for interest	$243	$324	$312
Cash paid for income taxes	106	8	—
Purchases of fixed assets under finance leases	2,364	2,639	3,130
Right-of-use assets obtained in exchange for new operating lease liabilities	12,173	—	—
Accrued purchases of property and equipment (including internal-use software)	1,155	992	181
Deemed dividends on convertible preferred stock	—	—	(4,558)
Deferred offering costs, accrued but not yet paid	60	12	648
Share-based compensation capitalized in internal-use software development costs	1,014	189	—
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
Collapse of dual class common stock structure
On September 19, 2019, all outstanding shares of the Company’s Class B common stock automatically converted into the same number of shares of the Company's Class A common stock, pursuant to the terms of the Company's amended and restated articles of incorporation (the “Articles”). No additional shares of Class B common stock will be issued following this conversion.
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
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. The Company’s fiscal year ends on January 31.
The consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, and Australia. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our consolidated financial statements. All such adjustments are of a normal, recurring nature.

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
In December 2019, the novel COVID-19 coronavirus (“COVID-19”) was reported in China and in March 2020 the World Health Organization declared it a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, and impact on our employees, all of which are uncertain and cannot be predicted. As of the date of issuance of the financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Liquidity
The Company continues to be subject to the risks and challenges associated with companies at a similar stage of development, including the ability to raise additional capital to support future growth. Since inception through January 31, 2020, the Company has incurred losses from operations and accumulated a deficit of $256.5 million. Historically, the Company has financed its operations primarily through the sale of equity securities and customer payments. The Company believes its existing cash will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.
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
Training services are billed in advance, on a fixed-fee basis, and revenue is recognized after the training program is delivered, or after the customer’s right to receive training services expires.
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

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts by considering the composition of the accounts receivable aging and historical trends on collectability. Amounts deemed uncollectible are recorded to the allowance for doubtful accounts in the consolidated balance sheets with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the statements of operations. During the year ended January 31, 2020, activity related to the Company’s provision for doubtful accounts was as follows (in thousands):

Balance at January 31, 2018	$457
Write-offs	(849)
Additions, net	1,626
Balance at January 31, 2019	1,234
Write-offs	(1,629)
Additions, net	3,384
Balance at January 31, 2020	$2,989
Activity related to the Company’s provision for doubtful accounts during the year ended January 31, 2018 was as follows (in thousands):

Balance at January 31, 2017	$104
Additions, net of write-offs	353
Balance at January 31, 2018	$457

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
Cash, cash equivalents, and short-term investments
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Investments with terms greater than three months but less than or equal to twelve months are included in short-term investments. Interest income earned on cash, cash equivalents, and short-term investments is recorded in interest income in the accompanying statements of operations.
Restricted cash
Restricted cash as of January 31, 2020 primarily consisted of $0.9 million related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2019 consisted of $1.8 million related to collateral for irrevocable letters of credit (entered into during the year ended January 31, 2019) for additional office space in Bellevue, and $0.8 million primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Restricted cash as of January 31, 2018 consisted of $2.4 million related to collateral for irrevocable letters of credit and $0.5 million related to security deposits. The letters of credit that were outstanding as of January 31, 2018 were still in effect as of January 31, 2020; however, the requirement to maintain $2.4 million in collateral for those letters of credit was removed during the year ended January 31, 2019, and the restricted cash balance was reduced by this amount.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	January 31,
	2020	2019	2018
Cash and cash equivalents	$515,924	$213,085	$58,158
Restricted cash	865	2,620	2,901
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$516,789	$215,705	$61,059

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
Internal-use software costs of $8.1 million were capitalized in the year ended January 31, 2020, of which $5.8 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $3.5 million were capitalized in the year ended January 31, 2019, of which $1.5 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized software development costs are included within property and equipment, net on the balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $2.3 million, $1.0 million and $0.2 million for the years ended January 31, 2020, 2019 and 2018, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Goodwill & Acquired Intangible Assets
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
Acquired intangible assets consist of identifiable intangible assets, primarily software technology and customer relationships, resulting from our acquisitions. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
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
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made.

Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on our consolidated balance sheets. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2020, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
We utilize certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our real estate operating leases typically include non-lease components such as common-area maintenance costs.
ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Self-funded health insurance
In December 2017, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2020 and 2019, the Company’s net self-insurance reserve estimate was $0.9 million and $0.8 million, respectively, included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the statements of operations. Advertising and marketing expenses, inclusive of lead generation costs, were $35.5 million, $20.6 million, and $14.8 million for the years ended January 31, 2020, 2019, and 2018, respectively.
Deferred offering costs
Deferred offering costs of $3.4 million, primarily consisting of legal, accounting, and other fees related to the IPO, were offset against proceeds upon the closing of the IPO on May 1, 2018. Deferred offering costs of $0.9 million were offset against proceeds upon the closing of the follow-on offering on June 14, 2019.
Convertible preferred stock warrant liability
The Company classified its warrant to purchase convertible preferred stock as a liability. The Company adjusted the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The convertible preferred stock warrant liability was included on the Company’s consolidated balance sheets and its revaluation was recorded as an expense in other income (expense), net for the fiscal years ended 2018 and 2019. Upon the closing of the IPO on May 1, 2018, the related warrant liability was reclassified to additional paid-in capital.
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
No individual customers represented more than 10% of accounts receivable as of the years ended January 31, 2020 or 2019. No individual customers represented more than 10% of revenue for the years ended January 31, 2020, 2019, or 2018.
Net loss per share
Prior to the IPO, holders of the Company’s convertible preferred stock participated in dividends with holders of the Company’s common stock, but they were not contractually required to share in net losses. Accordingly, during those periods of income, the Company was required to use the two-class method of calculating earnings per share. The two-class method requires that earnings per share be calculated separately for each class of security. As the Company incurred losses during the periods presented, the Company used the methods described below to calculate net loss per share.
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

Recently adopted accounting pronouncements
We adopted Accounting Standard Update (“ASU”) 2016-02, Leases - Topic 842 (“ASC 842”) on February 1, 2019 using the optional transition method described in ASU 2018-11, Leases - Targeted Improvements. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease ROU assets and operating lease liabilities on our consolidated balance sheet on February 1, 2019 without retrospective application to comparative periods.
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
As a result of implementing this guidance, we recognized a $53.4 million net operating ROU asset and a $55.3 million operating lease liability, inclusive of $1.9 million previously classified as deferred rent, in our consolidated balance sheet as of February 1, 2019. The adoption of ASC 842 did not have an impact on our accumulated deficit on our consolidated balance sheet as of February 1, 2019 and is not expected to have a material impact on our consolidated statements of operations and comprehensive loss.
See Note 12, Leases, for additional information regarding our leases.
Recent accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU 2016-13, including subsequent amendments, Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and has modified the standard thereafter, which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. This guidance is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on our consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect adoption of this ASU to have a material effect on the Company’s consolidated financial statements.
3. Revenue from Contracts with Customers
During the years ended January 31, 2020, 2019, and 2018 the Company recognized $93.0 million, $55.3 million, and $32.0 million of subscription revenue, respectively, and $2.1 million, $1.5 million, and $0.6 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2019, 2018, and 2017, respectively.
As of January 31, 2020, including amounts already invoiced and amounts contracted but not yet invoiced, approximately $166.9 million of revenue was expected to be recognized from remaining performance obligations, of which $163.0 million related to subscription services and $3.9 million related to professional services.

Approximately 96% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $48.3 million as of January 31, 2020 and $29.0 million as of January 31, 2019.
Amortization expense for deferred commissions was $19.8 million, $10.8 million, and $5.0 million for the years ended January 31, 2020, 2019, and 2018, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2020	2019	2018
Numerator:
Net loss attributable to common shareholders	$(95,940)	$(53,885)	$(53,664)
Denominator:
Weighted-average common shares outstanding	112,991	83,141	18,273
Net loss per share, basic and diluted	$(0.85)	$(0.65)	$(2.94)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	January 31,
	2020	2019	2018
Convertible preferred shares (as converted)	—	—	68,480
Convertible preferred stock warrant	—	—	137
Shares subject to outstanding common stock awards	12,215	13,297	13,355
Shares issuable pursuant to the Employee Stock Purchase Plan	165	134	—
Total potentially dilutive shares	12,380	13,431	81,972

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

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands) as of:

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$279,160	$—	$—	$279,160
Certificates of deposit	—	50,585	—	50,585
Short-term investments:
Certificates of deposit	—	50,532	—	50,532
Total assets	$279,160	$101,117	$—	$380,277

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$203,746	$—	$—	$203,746
Restricted cash:
Certificates of deposit	—	1,775	—	1,775
Total assets	$203,746	$1,775	$—	$205,521

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
7. Property and Equipment, Net
As of the dates specified below, property and equipment (in thousands) consisted of the following:

	January 31,
	2020	2019

Computer equipment	$22,513	$17,536
Computer software, purchased and developed	14,673	6,958
Furniture and fixtures	6,712	5,410
Leasehold improvements	4,501	4,158
Total property and equipment	48,399	34,062
Less: accumulated depreciation	(21,418)	(11,522)
Total property and equipment, net	$26,981	$22,540

Depreciation expense was $10.7 million, $7.2 million, and $4.0 million for the years ended January 31, 2020, 2019, and 2018, respectively.

Property and equipment includes $14.2 million and $11.8 million of data center equipment purchased under finance leases at January 31, 2020 and 2019, respectively. Accumulated depreciation related to these leased assets was $10.2 million and $6.1 million at January 31, 2020 and 2019, respectively. Depreciation expense on finance leases, which is included in total depreciation expense described immediately above, was $4.3 million, $3.6 million, and $2.2 million for the years ended January 31, 2020, 2019, and 2018, respectively. These leased assets are included in the computer equipment category in the table above.
8. Business Combinations
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The acquisition is complementary to our existing product capabilities and accelerates our time to market for a resource planning software solution. The aggregate consideration paid in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.8 million in cash, after a working capital adjustment of $0.2 million and excluding cash acquired. Of the cash paid at closing, as of January 31, 2020, a total of $2.8 million remains held in escrow for another three-month period to secure our indemnification rights under the Merger Agreement.
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
10,000ft’s results of operations have been included in the Company’s consolidated results of operations since the acquisition date. The purchase price allocation as of the acquisition date was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.
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

The significant identified intangible assets, software technology and customer relationships, were valued as follows:
Software technology - we valued the finite-lived software technology using the relief-from-royalty method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated from the licensing of the asset to third parties. We applied judgment which involved the use of significant assumptions with respect to the base year revenue and the royalty rate.
Customer relationships - we valued the finite-lived customer relationships using the multi-period excess-earnings method. This method involves forecasting the net earnings to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net returns to a present value using an appropriate discount rate. We applied judgment which involved the use of the significant assumption of the royalty rate impacting the returns on contributory assets for software technology.
Fiscal 2019 Acquisition
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million related to acquired software technology, and $0.3 million related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date. As of January 31, 2020, the liability of $1.0 million is classified as short-term, and is included within other accrued liabilities on the consolidated balance sheet.
9. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the twelve months ended January 31, 2020 were as follows (in thousands):

Goodwill balance as of January 31, 2019	$5,496
Addition - acquisition of 10,000ft	11,181
Working capital adjustment - acquisition of 10,000ft	(180)
Goodwill balance as of January 31, 2020	$16,497

No goodwill impairments were recorded during the years ended January 31, 2020, 2019, or 2018.

The following table presents the components of net intangible assets (in thousands):

	As of January 31, 2020			As of January 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$9,866	$(2,325)	$7,541	$1,866	$(494)	$1,372
Acquired customer relationships	8,350	(900)	7,450	360	(25)	335
Trade names	100	(28)	72	—	—	—
Patents	170	(91)	79	170	(63)	107
Domain name	13	—	13	13	—	13
Total	$18,499	$(3,344)	$15,155	$2,409	$(582)	$1,827
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

	As of January 31, 2020		As of January 31, 2019
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$7,541	4.0	$1,372	2.3
Acquired customer relationships	7,450	7.1	335	2.9
Trade names	72	1.9	—	—
Total	$15,063	5.5	$1,707	2.4

Amortization expense was $2.8 million, $0.5 million, and $0.1 million for the twelve months ended January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2020, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2021	$3,358
2022	2,897
2023	2,608
2024	2,607
2025	1,406
Thereafter	2,266
Total	$15,142

10. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (“2005 Plan”), the 2015 Equity Incentive Plan (“2015 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years. Shares offered under our equity plans are authorized but unissued.
Stock options
The following table includes a summary of the option activity during the year ended January 31, 2020:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2019	12,451,739	$5.72	8.0	$319,519
Granted	600,592	38.37
Exercised	(3,536,988)	4.54
Forfeited or canceled	(438,672)	8.99
Outstanding at January 31, 2020	9,076,671	8.18	7.3	365,766
Exercisable at January 31, 2020	4,863,428	4.82	6.8	212,357
Vested and expected to vest at January 31, 2020	8,659,579	7.87	7.3	351,644

The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2020, 2019, and 2018 was $17.11, $4.66, and $2.36, respectively. The total grant date fair value of stock options vested was $11.1 million, $5.8 million, and $2.4 million during the years ended January 31, 2020, 2019, and 2018, respectively.
The intrinsic value of options exercised was $136.6 million, $66.7 million, and $17.8 million during the years ended January 31, 2020, 2019, and 2018, respectively.
Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2020:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2019	845,199	$24.17
Granted	2,869,964	41.62
Vested	(330,302)	23.01
Forfeited or canceled	(246,531)	36.07
Outstanding at January 31, 2020	3,138,330	39.32

An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2020 and 2019 was $41.62 and $26.12, respectively.
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
The following table includes a summary of shares available for issuance under our 2018 Plan and our 2018 ESPP during the year ended January 31, 2020:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2019	8,458,343	1,719,782
Authorized	5,248,572	1,049,714
Granted	(3,470,556)	(330,779)
Forfeited	685,203	—
Balance at January 31, 2020	10,921,562	2,438,717

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
As of January 31, 2020, $5.4 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits.
Valuation assumptions
The fair value of employee stock options and ESPP purchase rights was estimated using a Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2020	2019	2018
Employee Stock Options
Risk-free interest rate	2.28%-2.59%	2.7%-2.9%	1.8%-2.6%
Expected volatility	42.3%-42.5%	40.2%-40.8%	41.7%-46.0%
Expected term (in years)	6.19-6.25	6.25	6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	1.9%-2.5%	2.0%-2.4%	N/A
Expected volatility	38.3%-51.1%	38.3%-42.2%	N/A
Expected term (in years)	0.49-0.50	0.33-0.49	N/A
Expected dividend yield	—%	—%	N/A

The risk-free interest rate used in the Black-Scholes option pricing model is based on the U.S. Treasury yield that corresponds with the expected term at the time of grant. The expected term of an option is determined using the simplified method, which is calculated as the average of the contractual life and the vesting period. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options using volatilities of a group of public companies in a similar industry, stage of life cycle, and size; and volatility of ESPP purchase rights using our own volatility history. The Company does not currently issue dividends and does not expect to for the foreseeable future. In addition to the assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.
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
Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Cost of subscription revenue	$1,392	$346	$96
Cost of professional services revenue	1,259	466	67
Research and development	14,260	5,873	6,029
Sales and marketing	12,937	5,163	1,707
General and administrative	7,716	4,055	10,565
Total share-based compensation	$37,564	$15,903	$18,464

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
Share-based compensation expense related to the 2017 Tender Offer, which is included in the table above, was as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018

Cost of subscription revenue	$—	$—	$53
Cost of professional services revenue	—	—	9
Research and development	—	—	5,124
Sales and marketing	—	—	583
General and administrative	—	—	9,701
Total share-based compensation expense	$—	$—	$15,470

As of January 31, 2020, there was a total of $124.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 3.1 years.

11. Income Taxes
The Company is liable for income taxes in the United States, the United Kingdom, and Australia.
U.S. and international components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
United States	$(96,810)	$(53,939)	$(49,303)
Foreign	984	347	(110)
Loss before provision for income taxes	$(95,826)	$(53,592)	$(49,413)
The expense (benefit) for income taxes consisted of (in thousands):

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	85	34	40
Foreign	17	69	—
Total current provision for income taxes	102	103	40
Deferred and other:
Federal	—	203	(302)
State	—	—	(45)
Foreign	12	(13)	—
Total deferred tax expense (benefit)	12	190	(347)

Total tax expense (benefit)	$114	$293	$(307)

Income tax expense for the year ended January 31, 2020 was recognized primarily due to state and foreign income taxes.
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
The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Expected provision at statutory federal rate	$(20,124)	$(11,254)	$(16,267)
Tax credits	(5,798)	(2,408)	(1,327)
Change in valuation allowance	47,412	17,487	1,528
Share-based compensation	(22,009)	(4,631)	4,430
Impact of tax reform	—	—	11,125
Other	633	1,099	204
Total income tax provision (benefit)	$114	$293	$(307)

U.S. federal tax net operating loss carryforwards were approximately $205.6 million and $82.3 million at January 31, 2020 and 2019, respectively, which will expire on various dates, starting in 2025.
As of January 31, 2020 and 2019, the Company’s tax credit carryforwards for income tax purposes were approximately $12.1 and $6.3 million, respectively, net of uncertain tax positions for research and development credits. If not used, a portion of the tax credit carryforwards will begin to expire in 2031.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2020 and 2019 were as follows (in thousands):

	January 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$49,433	$18,972
Deferred revenue	39,542	23,146
Lease liabilities	14,243	—
Tax credits	12,094	6,340
Share-based compensation	6,661	1,776
Accrued compensation	3,308	1,963
Other	625	949
Total deferred tax assets	125,906	53,146
Valuation allowance	(100,240)	(45,761)
Total deferred tax assets, net	25,666	7,385
Deferred tax liabilities:
Lease right-of-use assets	(13,475)	—
Capitalized commissions	(11,724)	(6,955)
Property and equipment	(431)	—
Intangibles	(15)	(398)
Total deferred tax liabilities	(25,645)	(7,353)
Net deferred tax assets	$21	$32

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. and U.K. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $54.5 million during the period ended January 31, 2020. The increase in the valuation allowance was primarily related to U.S. federal and state losses incurred during the period.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended January 31,
	2020	2019	2018
Balance, beginning of the year	$1,416	$683	$—
Increases to tax positions taken during the current year	1,850	808	360
Increases to tax positions taken in prior years	73	—	323
Decreases to tax positions taken in prior years	—	(75)	—
Balance, end of year	$3,339	$1,416	$683

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
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2020 and 2019. As of January 31, 2020 and 2019, the Company had $3.3 million and $1.4 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $3.3 million and $1.4 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2020, 2019, and 2018.
As a result of certain realization requirements of ASC 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of January 31, 2019 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.
12. Leases
The Company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

Twelve Months Ended January 31, 2020
Operating lease cost	$11,494
Finance lease cost:
Amortization of assets	4,195
Interest on lease liabilities	250
Short-term lease cost	845
Variable lease cost	1,865
Total lease costs	$18,649

Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	January 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$57,590
Finance lease assets	Property and equipment, net	3,939
Total leased assets		$61,529

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current	$13,020
Finance lease liabilities	Finance lease liabilities, current	2,465
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	47,913
Finance lease liabilities	Finance lease liabilities, non-current	1,664
Total lease liabilities		$65,062

Other information related to leases was as follows (dollars in thousands):

Twelve Months Ended January 31, 2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases*	$9,990
Operating cash flows related to finance leases	243
Financing cash flows related to finance leases	4,167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,173
Finance leases	2,364

Weighted-average remaining lease term (in years):
Operating leases	5.8
Finance leases	1.8

Weighted-average discount rate:
Operating leases	5.9%
Finance leases	4.7%

*Includes cash paid for lease liability accretion of $4.4 million.

As of January 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2021	$13,345	$2,599
Fiscal 2022	12,510	1,286
Fiscal 2023	11,545	426
Fiscal 2024	11,812	—
Fiscal 2025	10,102	—
Thereafter	12,961	—
Total lease payments	$72,275	$4,311
Less: imputed interest	(11,342)	(182)
Total	$60,933	$4,129

As of January 31, 2020, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $42.3 million, payable over lease terms ranging from 7 to 9 years.
Total rent and related operating expenses recorded under Topic 840, the previous lease standard, totaled $8.9 million, and $5.0 million for the years ended January 31, 2019, and 2018, respectively.
As of January 31, 2019, future minimum annual lease payments (in thousands) related to the lease agreements mentioned above were as follows:

	Operating Leases	Capital Leases	Total
Fiscal 2020	$10,255	$3,970	$14,225
Fiscal 2021	11,121	1,776	12,897
Fiscal 2022	11,293	463	11,756
Fiscal 2023	11,536	—	11,536
Fiscal 2024	11,812	—	11,812
Thereafter	23,064	—	23,064
Total minimum lease payments	$79,081	$6,209	$85,290
Less: amount representing interest		277
Present value of capital lease obligations		$5,932

13. Commitments and Contingencies
Lease Commitments
We have entered into various non-cancelable lease agreements related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. For additional information regarding our lease agreements, see Note 12.

Purchase Commitments
The Company entered into a three-year commitment with a cloud-based hosting service provider for $15.0 million in the period ended January 31, 2019. As of January 31, 2020, $8.5 million of the total commitment amount remained unpaid, of which the greater of our on-demand usage or $5.0 million is to be paid in fiscal 2021, and an amount equal to the total commitment less the upfront payments and monthly charges incurred through fiscal 2021 is to be paid in fiscal 2022.
Legal matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings  or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties.  At this time, the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any.
14. 401(k) and Pension Plans
In March 2008, the Company initiated a 401(k) plan for the benefit of its employees. No employer contributions were made to the 401(k) plan by the Company during the fiscal years ended January 31, 2020, 2019, or 2018.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. In January 2020, the Company began contributing to a pension plan for the benefit of its employees based in Australia. Contributions to the plans by the Company were not material during the years ended January 31, 2020, 2019 and 2018.
15. Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of, or serve in an advisory capacity to, companies that are customers or vendors of the Company. Related-party transactions were not material as of and for the years ended January 31, 2020, 2019, and 2018.
16. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Year Ended January 31,
	2020	2019	2018

United States	$214,492	$135,761	$81,480
EMEA	29,246	21,087	14,654
Asia Pacific	12,969	11,863	9,181
Americas other than the United States	14,175	9,011	5,938
Total	$270,882	$177,722	$111,253

No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.

Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of January 31, 2020 and January 31, 2019, there was no significant property and equipment owned by the Company outside of the United States.
17. Subsequent Events
In March 2020, the Company withdrew early from two certificates of deposit and subsequently invested the aggregate amount withdrawn into U.S. treasury securities funds, which qualify as cash and cash equivalents. The certificates of deposit totaled $101.1 million of which $50.6 million was included in cash and cash equivalents and $50.5 million was included in short-term investments on the consolidated balance sheet as of January 31, 2020.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 31, 2020.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of January 31, 2020 due to the material weaknesses identified in our internal control over financial reporting described below.  Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended January 31, 2020. Based on these procedures, management concluded that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.
Management’s Report on Internal Control over Financial Reporting
 Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness related to an ineffective control environment as we did not maintain a sufficient complement of resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements. This contributed to additional material weaknesses as follows:

•
We did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate Company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored.

•
We did not design and maintain effective controls relating to the completeness, accuracy and occurrence of order entry and pricing during our billing and revenue processes.  This material weakness was impacted by the material weakness related to the design and maintenance of the Company’s IT general controls.

Because of these material weaknesses, our management has concluded that as of January 31, 2020, the Company did not maintain effective internal control over financial reporting.
These material weaknesses did not result in a misstatement to the financial statements and there are no changes to previously released financial results. However, these material weaknesses could result in misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company's internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Remediation Activities
 The Company is working to remediate the material weaknesses in its internal control over financial reporting.
•     Control environment. The Company is hiring additional qualified staff with appropriate controls knowledge and expertise. Specifically, we are increasing our internal audit function and third-party resources, as necessary, to supplement internal staff.
•     IT general controls. The Company is hiring additional qualified staff with appropriate controls knowledge and expertise.  In addition, investments are being made in systems and tools to automate controls in our systems to better support control requirements relating to proper segregation of duties, access management, and change management processes.
•         Revenue. In addition to remediating IT general control deficiencies impacting our revenue and billing processes, we will enhance certain processes and controls in our order entry and revenue recognition processes, and also formalize internal control over financial reporting for certain existing procedures in our billing and revenue recognition processes.

           We believe that these actions will remediate the material weaknesses.  The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
 Changes in Internal Control Over Financial Reporting
We concluded that the following changes during the quarter ended January 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 During the quarter ended January 31, 2020, we identified the material weaknesses relating to our IT general controls and subscription and professional services billing and revenue processes, as described above.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Part III

Item 15. Exhibits
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, entitled “Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Item 8, entitled “Financial Statements and Supplementary Data.”
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated May 19, 2017, as amended by the First Amendment to Amended and Restated Investors’ Rights Agreement October 26, 2017	S-1	333-223914	4.2	March 26, 2018
4.3	Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended					X
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.4	April 16, 2018
10.5⸶	2018 Employee Stock Purchase Plan, and form of offering document thereunder	S-1/A	333-223914	10.5	April 16, 2018
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Jennifer E. Ceran, dated July 25, 2016	S-1	333-223914	10.7	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.10⸶	Offer Letter by and between the Registrant and Gene M. Farrell, dated May 1, 2017	S-1	333-223914	10.10	March 26, 2018
10.11⸶	Offer Letter by and between the Registrant and Kara Hamilton, dated August 9, 2012	S-1	333-223914	10.11	March 26, 2018
10.12⸶	Offer Letter by and between the Registrant and Paul Porrini, dated February 19, 2018	S-1	333-223914	10.12	March 26, 2018
10.13⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018

10.14	Bank of America Building Office Lease by and between the Registrant and Bellevue Place Office, LLC dated October 27, 2014, as amended	S-1	333-223914	10.14	March 26, 2018
10.15	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated June 21, 2017	10-K	001-38464	10.15	April 1, 2019
10.16	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 7, 2017	10-K	001-38464	10.16	April 1, 2019
10.17	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 3, 2016	10-K	001-38464	10.17	April 1, 2019
10.18	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated October 27, 2014	10-K	001-38464	10.18	April 1, 2019
10.19⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	10-K	001-38464	10.19	April 1, 2019
10.20	Offer Letter by and between the Registration and Anna Griffin, dated March 21, 2019	10-Q	001-38464	10.2	June 7, 2019
10.21	2019 Cash Incentive Plan	10-Q	001-38464	10.1	June 7, 2019
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2020, formatted in Inline XBRL (included in Exhibit 101)					X

⸶	Indicates a management contract or compensatory plan.

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 31, 2020

SMARTSHEET INC.

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 31, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	March 31, 2020
Mark P. Mader	(Principal Executive Officer)

/s/ Jennifer E. Ceran	Chief Financial Officer and Treasurer	March 31, 2020
Jennifer E. Ceran	(Principal Financial and Accounting Officer)

/s/ Geoffrey T. Barker	Chair of the Board of Directors	March 31, 2020
Geoffrey T. Barker

/s/ Brent Frei	Director	March 31, 2020
Brent Frei

/s/ Elena Gomez	Director	March 31, 2020
Elena Gomez

/s/ Michael Gregoire	Director	March 31, 2020
Michael Gregoire

/s/ Matthew McIlwain	Director	March 31, 2020
Matthew McIlwain

/s/ James N. White	Director	March 31, 2020
James N. White

/s/ Magdalena Yesil	Director	March 31, 2020
Magdalena Yesil