Form 10-Q
period 2020-04-30
SMARTSHEET INC
filed 2020-06-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-38464

Smartsheet Inc.
(Exact name of Registrant as specified in its charter)

Washington		20-2954357
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10500 NE 8th Street, Suite 1300
Bellevue,	WA	98004
(Address of principal executive offices)		(Zip Code)

(844)	324-2360
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, no par value per share	SMAR	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 1, 2020, there were 119,750,978 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends, including, but not limited to, the macroeconomic impact of COVID-19, that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue
Subscription	$77,163	$50,321
Professional services	8,324	5,873
Total revenue	85,487	56,194
Cost of revenue
Subscription	11,781	6,201
Professional services	6,660	4,284
Total cost of revenue	18,441	10,485
Gross profit	67,046	45,709
Operating expenses
Research and development	25,991	20,238
Sales and marketing	54,783	35,413
General and administrative	15,096	10,939
Total operating expenses	95,870	66,590
Loss from operations	(28,824)	(20,881)
Interest income	1,327	1,149
Other income (expense), net	(214)	(112)
Net loss before income tax provision (benefit)	(27,711)	(19,844)
Income tax provision (benefit)	73	(35)
Net loss and comprehensive loss	$(27,784)	$(19,809)
Net loss per share attributable to common shareholders, basic and diluted	$(0.23)	$(0.19)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	118,868	105,595
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$544,178	$515,924
Short-term investments	—	50,532
Accounts receivable, net of allowances of $3,477 and $2,989, respectively	49,453	56,863
Prepaid expenses and other current assets	9,999	7,643
Total current assets	603,630	630,962
Long-term assets
Restricted cash	720	865
Deferred commissions	49,857	48,255
Property and equipment, net	27,053	26,981
Operating lease right-of-use assets	67,929	57,590
Intangible assets, net	14,306	15,155
Goodwill	16,497	16,497
Other long-term assets	2,614	1,409
Total assets	$782,606	$797,714
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,108	$7,720
Accrued compensation and related benefits	16,001	39,635
Other accrued liabilities	10,654	12,428
Operating lease liabilities, current	13,890	13,020
Finance lease liabilities, current	2,213	2,465
Deferred revenue	162,740	157,972
Total current liabilities	211,606	233,240
Operating lease liabilities, non-current	57,397	47,913
Finance lease liabilities, non-current	1,235	1,664
Deferred revenue, non-current	474	837
Other long-term liabilities	1,531	—
Total liabilities	272,243	283,654
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2020 and January 31, 2020	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 119,464,110 shares issued and outstanding as of April 30, 2020; 500,000,000 shares authorized, 118,194,159 shares issued and outstanding as of January 31, 2020	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of April 30, 2020; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2020	—	—
Additional paid-in capital	794,605	770,518
Accumulated deficit	(284,242)	(256,458)
Total shareholders’ equity	510,363	514,060
Total liabilities and shareholders’ equity	$782,606	$797,714
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$—	$514,060
Issuance of common stock under employee stock plans	1,269,951	—	10,300	—	—	10,300
Taxes paid related to net share settlement of equity awards	—	—	(969)	—	—	(969)
Share-based compensation expense	—	—	14,756	—	—	14,756
Comprehensive loss	—	—	—	(27,784)	—	(27,784)
Balances at April 30, 2020	119,464,110	$—	$794,605	$(284,242)	$—	$510,363

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2019	104,971,443	$—	$327,510	$(160,518)	$—	$166,992
Issuance of common stock under employee stock plans	1,406,960	—	9,159	—	—	9,159
Share-based compensation expense	—	—	6,453	—	—	6,453
Comprehensive loss	—	—	—	(19,809)	—	(19,809)
Balances at April 30, 2019	106,378,403	$—	$343,122	$(180,327)	$—	$162,795

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Cash flows from operating activities
Net loss	$(27,784)	$(19,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,362	6,296
Depreciation and amortization of property and equipment	2,988	2,647
Amortization of deferred commission costs	6,719	3,858
Unrealized foreign currency loss	97	38
Amortization of intangible assets	849	208
Non-cash operating lease costs	2,736	1,874
Changes in operating assets and liabilities:
Accounts receivable	7,442	(3,151)
Prepaid expenses and other current assets	(2,213)	(2,698)
Other long-term assets	(804)	(101)
Accounts payable	(1,996)	324
Other accrued liabilities	(1,853)	1,687
Accrued compensation and related benefits	(19,861)	(5,265)
Deferred commissions	(8,321)	(6,667)
Other long-term liabilities	1,531	—
Deferred revenue	4,405	12,928
Operating lease liabilities	(2,582)	(1,354)
Net cash used in operating activities	(24,285)	(9,185)
Cash flows from investing activities
Proceeds from early termination of short-term investments	50,532	—
Purchases of property and equipment	(1,018)	(1,338)
Capitalized internal-use software development costs	(2,244)	(1,553)
Net cash provided by (used in) investing activities	47,270	(2,891)
Cash flows from financing activities
Payments on principal of finance leases	(680)	(1,014)
Payments of deferred offerings costs	(59)	(12)
Proceeds from exercise of stock options	3,467	4,734
Shares withheld related to net share settlement of restricted stock units	(969)	—
Proceeds from Employee Stock Purchase Plan	3,614	2,347
Net cash provided by financing activities	5,373	6,055
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(249)	(23)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,109	(6,044)
Beginning of period	516,789	215,705
End of period	$544,898	$209,661

Supplemental disclosures
Cash paid for interest	$46	$66
Cash paid for income taxes	14	3
Purchases of fixed assets under finance leases	—	486
Right-of-use assets obtained in exchange for new operating lease liabilities	13,076	—
Accrued purchases of property and equipment (including internal-use software)	709	614
Share-based compensation expense capitalized in internal-use software development costs	350	156

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2020 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on March 31, 2020.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, and Australia. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021, or for any other interim period, or for any future year.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; capitalization of internal-use software development costs; valuation of assets and liabilities acquired as part of business combinations; and incremental borrowing rate estimates for operating leases, among others.

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
Accounts receivable and allowance for doubtful accounts
Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of the unconditional right to invoice, typically upon signing of the non-cancelable service agreement. Our typical payment terms provide for customer payment within 30 days of the date of the contract.
The allowance for doubtful accounts is based on the Company’s estimated expected credit losses derived upon assessment of various factors including historical trends on collectibility, composition of accounts receivable by aging, current market conditions, reasonable and supportable forecasts of future economic conditions, and other factors. As of April 30, 2020, our allowance reflects increased collectibility concerns stemming from the macroeconomic conditions resulting from the COVID-19 pandemic and may increase in future periods as we ascertain further impacts to our customers and business.
The estimated credit losses are recorded to the allowance for doubtful accounts in the condensed consolidated balance sheets, with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Restricted cash
Restricted cash as of April 30, 2020 and January 31, 2020 was $0.7 million and $0.9 million, respectively, primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	April 30,
	2020	2019
Cash and cash equivalents	$544,178	$208,799
Restricted cash	720	862
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$544,898	$209,661
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
Internal-use software costs of $1.8 million were capitalized in the three months ended April 30, 2020, all of which related to the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $1.6 million were capitalized in the three months ended April 30, 2019, of which $1.0 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Capitalized software development costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $0.8 million and $0.4 million for the three months ended April 30, 2020 and 2019, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of April 30, 2020 or January 31, 2020. No individual customer represented more than 10% of revenue for the three months ended April 30, 2020 or 2019.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has modified the standard thereafter, which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted the standard effective February 1, 2020. The adoption did not have a material effect on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted the standard effective February 1, 2020 on a prospective basis. During the three months ended April 30, 2020, a total of $0.7 million of costs related to cloud computing arrangements were capitalized and were included in Other long-term assets on the condensed consolidated balance sheet as of April 30, 2020.
Recent accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company does not expect adoption of this standard to have a material effect on the Company’s condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Revenue from Contracts with Customers
During the three months ended April 30, 2020 and 2019, the Company recognized $62.0 million and $39.4 million of subscription revenue, respectively, and $2.8 million and $1.8 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.
As of April 30, 2020 approximately $171.7 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $168.7 million related to subscription services and $3.0 million related to professional services. Approximately 97% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $49.9 million as of April 30, 2020 and $48.3 million as of January 31, 2020.
Amortization expense for deferred commissions was $6.7 million and $3.9 million for the three months ended April 30, 2020 and 2019, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss	$(27,784)	$(19,809)
Denominator:
Weighted-average common shares outstanding	118,868	105,595
Net loss per share, basic and diluted	$(0.23)	$(0.19)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2020	2019
Shares subject to outstanding common stock awards	13,673	14,053
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	50	42
Total potentially dilutive shares	13,723	14,095

6. Fair Value Measurements
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The lowest level of significant input determines the placement of the fair value measurement within the following hierarchical levels:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•Level 2: Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity.
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$467,400	$—	$—	$467,400
Total assets	$467,400	$—	$—	$467,400

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$279,160	$—	$—	$279,160
Certificates of deposit	—	50,585	—	50,585
Short-term investments:
Certificates of deposit	—	50,532	—	50,532
Total assets	$279,160	$101,117	$—	$380,277
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
7. Business Combinations
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The acquisition is complementary to our existing product capabilities and accelerates our time to market for a resource planning software solution. The aggregate consideration paid in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.8 million in cash, after a working capital adjustment of $0.2 million and excluding cash acquired. Of the cash paid at closing, as of April 30, 2020, a total of $2.8 million remained held in escrow to secure our indemnification rights under the Merger Agreement. The amount held in escrow is to be released one year after the acquisition date.
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
10,000ft’s results of operations have been included in the Company’s condensed consolidated results of operations since the acquisition date. The major classes of assets and liabilities to which the Company allocated the purchase price, net of the $0.2 million working capital adjustment, were as follows (in thousands):

May 1, 2019
Cash	$1,150
Current Assets	801
Intangible Assets	16,090
Goodwill	11,001
Current Liabilities	(180)
Deferred Revenue	(1,030)
Total	$27,832
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life
Software Technology	$8,000	5 years
Customer Relationships	7,990	8 years
Trade Name	100	32 months
Total intangible assets	$16,090

8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2020.
The following table presents the components of net intangible assets (in thousands):

	As of April 30, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$9,866	$(2,880)	$6,986	$9,866	$(2,325)	$7,541
Acquired customer relationships	8,350	(1,179)	7,171	8,350	(900)	7,450
Trade names	100	(38)	62	100	(28)	72
Patents	170	(96)	74	170	(91)	79
Domain name	13	—	13	13	—	13
Total	$18,499	$(4,193)	$14,306	$18,499	$(3,344)	$15,155
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of April 30, 2020		As of January 31, 2020
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$6,986	3.8	$7,541	4.0
Acquired customer relationships	7,171	6.9	7,450	7.1
Trade names	62	1.7	72	1.9
Total	$14,219	5.3	$15,063	5.5

Amortization expense related to intangible assets was $0.8 million and $0.2 million for the three months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2021	$2,509
Fiscal 2022	2,897
Fiscal 2023	2,608
Fiscal 2024	2,607
Fiscal 2025	1,406
Thereafter	2,265
Total	$14,292

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
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2020:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2020	9,076,671	$8.18
Granted	453,288	42.10
Exercised	(690,351)	5.04
Forfeited or canceled	(88,009)	11.13
Outstanding at April 30, 2020	8,751,599	10.15
Exercisable at April 30, 2020	4,962,785	5.99

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2020:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2020	3,138,330	$39.32
Granted	2,269,136	37.29
Vested	(369,230)	38.50
Forfeited or canceled	(116,886)	39.63
Outstanding at April 30, 2020	4,921,350	38.44
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
Shares available for issuance
The following table includes a summary of shares available for issuance under our 2018 Plan and our ESPP during the three months ended April 30, 2020:

	2018 Plan	2018 ESPP
Balance at January 31, 2020	10,921,562	2,438,717
Authorized	5,909,708	1,181,942
Granted	(2,722,424)	(210,370)
Forfeited	204,895	—
Balance at April 30, 2020	14,313,741	3,410,289
The number of shares available for issuance under the 2018 Plan and the ESPP will increase automatically on February 1 of the next 8 calendar years, pursuant to the terms of the 2018 Plan and the ESPP, respectively.
As of April 30, 2020, $1.9 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Cost of subscription revenue	$895	$235
Cost of professional services revenue	433	217
Research and development	5,128	2,272
Sales and marketing	5,105	2,108
General and administrative	2,856	1,464
Total share-based compensation expense*	$14,417	$6,296
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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal, state, and certain foreign deferred tax assets partially offset by the windfall from share-based compensation tax deductions.
The Company recorded a provision for income taxes of $0.1 million for the three months ended April 30, 2020 primarily attributable to income taxes in foreign jurisdictions and state income taxes. The Company recorded a benefit for income taxes of less than $0.1 million for the three months ended April 30, 2019, primarily attributable to the windfall from share-based compensation tax deductions offset by income taxes in foreign jurisdictions and state income taxes.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not expect there to be a material income tax impact on its condensed consolidated financial statements at this time, and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.
11. Leases
Leases
The Company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 5 years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
Operating lease cost	$3,620	$2,731
Finance lease cost:
Amortization of assets	1,076	972
Interest on lease liabilities	46	66
Short-term lease cost	390	127
Variable lease cost	563	403
Total lease costs	$5,695	$4,299
Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	As of April 30, 2020	As of January 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$67,929	$57,590
Finance lease assets	Property and equipment, net	2,863	3,939
Total leased assets		$70,792	$61,529

Liabilities:
Current
Operating	Operating lease liabilities, current	$13,890	$13,020
Finance	Finance lease liabilities, current	2,213	2,465
Non-current
Operating	Operating lease liabilities, non-current	57,397	47,913
Finance	Finance lease liabilities, non-current	1,235	1,664
Total lease liabilities		$74,735	$65,062

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended April 30,
	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$3,469	$2,167
Operating cash flows from finance leases	46	66
Financing cash flows from finance leases	680	1,014
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,076	—
Finance leases	—	486

Weighted-average remaining lease term (in years):
Operating leases	6.2	6.6
Finance leases	1.6	1.7

Weighted-average discount rate:
Operating leases	5.5%	6.4%
Finance leases	4.6%	4.8%

*Includes cash paid for lease liability accretion of $1.0 million and $0.8 million for the three months ended April 30, 2020 and 2019, respectively.
As of April 30, 2020, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of fiscal 2021	$10,640	$1,873
Fiscal 2022	14,206	1,286
Fiscal 2023	13,322	426
Fiscal 2024	13,611	—
Fiscal 2025	11,925	—
Thereafter	20,238	—
Total lease payments	83,942	3,585
Less: imputed interest	(12,655)	(137)
Total	$71,287	$3,448
As of April 30, 2020, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $26.2 million, payable over lease terms ranging from 7 to 8 years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Commitments
As of April 30, 2020, there were no material changes to our commitments under contractual obligations as disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2020.
Legal matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any.
13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended April 30,
	2020	2019

United States	$68,986	$44,155
EMEA	8,705	6,249
Asia Pacific	3,420	2,825
Americas other than the United States	4,376	2,965
Total	$85,487	$56,194
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of April 30, 2020 and January 31, 2020, there was no significant property and equipment owned by the Company outside of the United States.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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
Impact of COVID-19
In December 2019, a novel coronavirus (“COVID-19”) was first reported. In January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern, and in March 2020, the WHO characterized it as a pandemic.
In response to reports of COVID-19, our executive leadership team and the human resources leadership team began an ongoing monitoring of the COVID-19 situation. Beginning in early February, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and moved all in-person customer-facing events to be virtual.
During the three months ended April 30, 2020, purchasing decisions of certain customers were impacted and sometimes deferred due to uncertainties around COVID-19. We experienced some limitations in our ability to deliver consulting and training services, primarily due to travel restrictions. As long as the global economic environment is influenced by COVID-19, our existing customers may be hesitant to expand their use of Smartsheet and may be more likely to churn.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. As we continue to operate in the current environment, modifications to our usual circumstances include modifications to employee travel, employee work locations, and marketing events, among others. We expect that our customers and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying purchase decisions and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2020	2019
Average annualized contract value per domain-based customer	$3,866	$2,675
Dollar-based net retention rate for all customers (trailing 12 months)	132%	134%
Customers with annualized contract values (“ACV”) of $5 thousand or more	9,576	6,779
Customers with ACV of $50 thousand or more	1,040	518
Customers with ACV of $100 thousand or more	391	189
Average ACV per domain-based customer
We use ACV per domain-based customer to measure customer commitment to our platform and sales force productivity. We define average ACV per domain-based customer as total outstanding ACV for domain-based subscriptions as of the end of the reporting period divided by the number of domain-based customers as of the same date. We define domain-based customers as organizations with a unique email domain name.
Dollar-based net retention rate
We calculate dollar-based net retention rate as of a period end by starting with the ACV from the cohort of all customers as of the 12 months prior to such period end (“Prior Period ACV”). We then calculate the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at the dollar-based net retention rate. Any ACV obtained through merger and acquisition transactions does not affect the dollar-based net retention rate until one year from the date on which the transaction closed.
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
We intend to continue to invest in our platform infrastructure and our support organization. We currently utilize a combination of third-party co-location data centers and public cloud service providers, and are in the process of moving substantially all of our infrastructure to the public cloud.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, billable expenses, software-related costs, travel-related costs, and costs of outside services to supplement our internal teams.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, increased share-based compensation expense, as well as the relative proportions of total revenue provided by subscriptions or professional services in a given time period. As we continue to migrate more of our infrastructure to cloud-based hosting providers and invest in technology innovation, we expect our gross margin to moderately decline.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, hardware- and software-related costs, overhead allocations, costs of outside services used to supplement our internal staff, and marketing-related costs. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, allocated overhead, travel-related expenses, software-related expenses, costs of outside services used to supplement our internal staff, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in advertising and marketing initiatives and expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales. We expect sales and marketing costs to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.

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
We are incurring additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and the Sarbanes-Oxley Act of 2002, and increased expenses for insurance, investor relations, and professional services. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Interest income
Interest income consists of interest income from our investment holdings. In light of the current near-zero interest rate environment, we expect our interest income in the near term to decline.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended April 30,
	2020	2019

	(in thousands)
Revenue
Subscription	$77,163	$50,321
Professional services	8,324	5,873
Total revenue	85,487	56,194
Cost of revenue
Subscription(1)	11,781	6,201
Professional services(1)	6,660	4,284
Total cost of revenue	18,441	10,485
Gross profit	67,046	45,709
Operating expenses
Research and development(1)	25,991	20,238
Sales and marketing(1)	54,783	35,413
General and administrative(1)	15,096	10,939
Total operating expenses	95,870	66,590
Loss from operations	(28,824)	(20,881)
Interest income	1,327	1,149
Other income (expense), net	(214)	(112)
Net loss before income tax provision (benefit)	(27,711)	(19,844)
Income tax provision (benefit)	73	(35)
Net loss and comprehensive loss	$(27,784)	$(19,809)
(1) Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2019

	(in thousands)
Cost of subscription revenue	$895	$235
Cost of professional services revenue	433	217
Research and development	5,128	2,272
Sales and marketing	5,105	2,108
General and administrative	2,856	1,464
Total share-based compensation expense*	$14,417	$6,296
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.

	Three Months Ended April 30,
	2020	2019
Revenue
Subscription	90%	90%
Professional services	10	10
Total revenue	100	100
Cost of revenue
Subscription	14	11
Professional services	8	8
Total cost of revenue	22	19
Gross profit	78	81
Operating expenses
Research and development	30	36
Sales and marketing	64	63
General and administrative	18	19
Total operating expenses	112	119
Loss from operations	(34)	(37)
Interest income	2	2
Other income (expense), net	—	—
Net loss before income tax provision (benefit)	(32)	(35)
Income tax provision (benefit)	—	—
Net loss and comprehensive loss	(33)%	(35)%
Note: Certain amounts may not sum due to rounding.

Comparison of the three months ended April 30, 2020 and 2019
Revenue

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$77,163	$50,321	$26,842	53%
Professional services	8,324	5,873	2,451	42%
Total revenue	$85,487	$56,194	$29,293	52%
Percentage of total revenue
Subscription revenue	90%	90%
Professional services revenue	10%	10%
During the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, total subscription revenue increased by $26.8 million. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $21.0 million of the increase, followed by sales of pre-configured capabilities, which contributed $5.8 million of the increase.

The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$11,781	$6,201	$5,580	90%
Professional services	6,660	4,284	2,376	55%
Total cost of revenue	$18,441	$10,485	$7,956	76%
Gross profit	$67,046	$45,709	$21,337	47%
Gross margin
Subscription	85%	88%
Professional services	20%	27%
Total gross margin	78%	81%
Cost of subscription revenue increased $5.6 million, or 90%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $2.6 million in employee-related expenses due to increased headcount, of which $0.6 million was related to share-based compensation expense, an increase of $1.5 million in hosting fees, an increase of $0.4 million in amortization of acquisition-related intangibles, an increase of $0.4 million in software-related costs, an increase of $0.4 million in allocated overhead, and an increase of $0.1 million in both credit card processing fees and costs of Connectors with third-party applications.
Our gross margin for subscription revenue was 85% and 88% for the three months ended April 30, 2020 and 2019, respectively. The decrease in gross margin during the three months ended April 30, 2020, was driven primarily by migration of our application from our co-location data centers into the public cloud.
Cost of professional services increased $2.4 million, or 55%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $1.6 million in employee-related expenses, of which $0.2 million was related to share-based compensation expense, an increase of $0.7 million costs of third-party resources to supplement our internal staff, and an increase of $0.1 million in allocated overhead costs.
Our gross margin for professional services was 20% and 27% for the three months ended April 30, 2020 and 2019, respectively. The decrease in gross margin during the three months ended April 30, 2020, was driven primarily by increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.
Research and development expenses

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$25,991	$20,238	$5,753	28%
Percentage of total revenue	30%	36%

Research and development expenses increased $5.8 million, or 28%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $5.2 million in employee-related expenses due to increased headcount, of which $3.1 million was related to share-based compensation expense, an increase of $0.6 million in software-related costs, and an increase of $0.3 million in allocated overhead. This was partially offset by a decrease of $0.1 million in the costs of outside services to supplement our internal staff and a decrease of $0.1 million in travel-related expenses.
Sales and marketing expenses

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$54,783	$35,413	$19,370	55%
Percentage of total revenue	64%	63%
Sales and marketing expenses increased $19.4 million, or 55%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase of $14.1 million in employee-related expenses due to increased headcount, of which $3.0 million related to increased share-based compensation expense, an increase of $3.3 million in marketing costs related to our brand advertising campaign and other marketing initiatives, an increase of $0.9 million in allocated overhead costs, an increase of $0.3 million in travel-related costs, an increase of $0.3 million in software-related costs, an increase of $0.3 million in amortization of acquisition-related intangibles, and an increase of $0.2 million in costs of outside services used to supplement our internal staff.
General and administrative expenses

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$15,096	$10,939	$4,157	38%
Percentage of total revenue	18%	19%
General and administrative expenses increased $4.2 million, or 38%, for the three months ended April 30, 2020 compared to the three months ended April 30, 2019. The increase was primarily due to an increase in employee-related expenses of $2.6 million, of which $1.4 million related to increased share-based compensation expense, an increase of $1.1 million in accounting, internal control, and tax related costs, an increase of $0.4 million in software-related costs, an increase of $0.3 million in legal fees, and an increase of $0.1 million in allocated overhead costs. This was partially offset by a net decrease of $0.3 million in taxes, licenses, insurance, and other.
Interest income

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$1,327	$1,149	$178	15%
Percentage of total revenue	2%	2%
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019, the increase in interest income of $0.2 million was driven by higher monetary value of cash, cash equivalents, and short-term investments held in interest-bearing accounts and instruments.

Other income (expense), net

	Three Months Ended April 30,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$(214)	$(112)	$(102)	91%
Percentage of total revenue	—%	—%
For the three months ended April 30, 2020 compared to the three months ended April 30, 2019, the change in other income (expense), net was driven by an increase of $0.1 million in unrealized foreign currency loss.
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

	Three Months Ended April 30,
	2020	2019

	(dollars in thousands)
Gross profit	$67,046	$45,709
Add:
Share-based compensation expense	1,328	452
Amortization of acquisition-related intangible assets	555	165
One-time acquisition costs	—	12
Non-GAAP gross profit	$68,929	$46,338

Gross margin	78%	81%
Non-GAAP gross margin	81%	82%

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended April 30,
	2020	2019

	(dollars in thousands)
Loss from operations	$(28,824)	$(20,881)
Add:
Share-based compensation expense*	14,417	6,296
Amortization of acquisition-related intangible assets	845	200
One-time acquisition costs	8	330
Non-GAAP operating loss	$(13,554)	$(14,055)

Operating margin	(34)%	(37)%
Non-GAAP operating margin	(16)%	(25)%
*Includes amortization related to share-based compensation that was capitalized in internal-use software in previous periods.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and remeasurement of convertible preferred stock warrant liability.

	Three Months Ended April 30,
	2020	2019

	(in thousands)
Net loss	$(27,784)	$(19,809)
Add:
Share-based compensation expense*	14,417	6,296
Amortization of acquisition-related intangible assets	845	200
One-time acquisition costs	8	330
Non-GAAP net loss	$(12,514)	$(12,983)
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

	Three Months Ended April 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(24,285)	$(9,185)
Less:
Purchases of property and equipment	(1,018)	(1,338)
Capitalized internal-use software development costs	(2,244)	(1,553)
Payments on principal of finance leases	(680)	(1,014)
Free cash flow	$(28,227)	$(13,090)

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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $3.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. Our calculated billings results for the three months ended April 30, 2020 were negatively affected by economic circumstances caused by COVID-19. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment inclusive of those related to COVID-19, and other factors.

	Three Months Ended April 30,
	2020	2019

	(in thousands)
Total revenue	$85,487	$56,194
Add:
Deferred revenue (end of period)	163,214	109,061
Less:
Deferred revenue (beginning of period)	158,809	96,133
Calculated billings	$89,892	$69,122

Liquidity and Capital Resources
As of April 30, 2020, our principal sources of liquidity were cash and cash equivalents totaling $544.2 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had deferred revenue of $163.2 million, of which $162.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2020	2019

Net cash used in operating activities	$(24,285)	$(9,185)
Net cash provided by (used in) investing activities	47,270	(2,891)
Net cash provided by financing activities	5,373	6,055
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(249)	(23)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$28,109	$(6,044)
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
During the three months ended April 30, 2020, net cash used in operating activities was $24.3 million, driven by our net loss of $27.8 million, adjusted for non-cash charges of $27.8 million, and net cash outflows of $24.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, non-cash operating lease costs, and amortization of intangible assets. Fluctuations in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $23.7 million, an increase in deferred commissions of $8.3 million, a decrease in accounts receivable of $7.4 million, an increase in deferred revenue of $4.4 million, a decrease in operating lease liabilities of $2.6 million, a net increase in prepaid expenses and other current assets of $2.2 million, an increase of $1.5 million in long-term liabilities, and an increase in other long-term assets of $0.8 million.
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
Investing activities
Net cash provided from investing activities during the three months ended April 30, 2020 of $47.3 million consisted of $50.5 million in proceeds from the early termination of short-term investments, partially offset by spend on capitalized internal-use software development of $2.2 million, and purchases of property and equipment of $1.0 million.
Net cash used in investing activities during the three months ended April 30, 2019 of $2.9 million consisted of spend on capitalized internal-use software development of $1.6 million and purchases of property and equipment of $1.3 million.

Financing activities
Net cash provided by financing activities during the three months ended April 30, 2020 of $5.4 million was primarily due to $3.6 million in proceeds from our ESPP, and $3.5 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $1.0 million, payments of principal on finance leases of $0.7 million, and payments of deferred follow-on offering costs of $0.1 million.
Net cash provided by financing activities during the three months ended April 30, 2019 of $6.1 million was primarily due to $4.7 million in proceeds from the exercise of stock options and $2.3 million in proceeds from our ESPP. These proceeds were partially offset by finance leases of $1.0 million.
Obligations and Other Commitments
As of April 30, 2020, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and non-cancelable purchase commitments. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 13 Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any. There are no claims that we are aware of at this time that could have a material effect on our condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2020. There have been no significant changes to these policies during the three months ended April 30, 2020 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $544.2 million as of April 30, 2020, of which $483.4 million was invested in money market funds. We had cash and cash equivalents totaling $515.9 million as of January 31, 2020, of which $303.9 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents as of April 30, 2020, and 2019, respectively.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the Euro, British Pound Sterling, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Because of the previously disclosed material weaknesses in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously identified material weaknesses
As of January 31, 2020, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act of 2002. These material weaknesses related to (i) an ineffective control environment as we did not have a sufficient complement of resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements, (ii) design and maintenance of effective information technology general controls for certain information systems relevant to the preparation of the financial statements, and (iii) design and maintenance of effective controls related to the completeness, accuracy and occurrence of order entry and pricing during the billing and revenue processes.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Since the identification of the material weaknesses described above, we commenced remediation efforts to mitigate the identified material weaknesses. Specifically, through the date of filing of this Quarterly Report on Form 10-Q, we:
•entered into an agreement for internal control consulting services with one of the largest four global public accounting firms;
•began and made significant progress around the design of IT general controls for financially relevant systems;
•began work to enhance certain processes and controls in our order entry and revenue recognition cycles;
•hired a Senior Director of Internal Audit with multiple years of internal control experience, who has led internal audit teams.
To remediate our existing material weaknesses, we require additional time to complete the design and implementation of mitigating controls and processes, and to demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remediating controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weaknesses noted, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control over financial reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part II. Other Information
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation, if any.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. These factors could also cause our actual business and financial results to differ materially from those contained in forward-looking statements made by management from time-to-time. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects. In addition to the effects discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the risk factors below, additional or unforeseen effects from COVID-19 and the resulting global economic impacts may give rise to additional risks or amplify many of the risks discussed in this Item 1A.
Risks Related to Our Business and Industry
It is difficult to predict our future operating results.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the current outbreak of COVID-19, which has been declared by the World Health Organization to be a global pandemic, has spread across the globe and is significantly impacting worldwide economic activity. COVID-19 could result in one or more of the following conditions that could affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for return to the workplace; lost staff productivity due to illness or illness in the family; increased customer losses/churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. The duration and scope of the pandemic is highly uncertain. We continue to monitor the effects of COVID-19, and while it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $27.8 million and $19.8 million during the three months ended April 30, 2020 and 2019, respectively. As of April 30, 2020, we had an accumulated deficit of $284.2 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”), and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats, and we anticipate being required to expend significant resources in an effort to protect against security breaches and incidents. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects.
Additionally, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our service providers may also be the targets of cyberattacks, malicious software programs, phishing attacks, fraud, and other attacks. Our ability to monitor our service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data.

A compromise of our or our service providers’ security measures could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, or other disruption to our or our customers’ business operations, which could lead to litigation, regulatory investigations and proceedings, damage to our reputation and market position, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. In addition, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships.
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
Any systems failure, security breach, or other incident that results in the release of, or unauthorized access to, personal information, or any failure or perceived failure by us to comply with our contractual obligations or any privacy laws, could result in proceedings against us by data regulators or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data handling practices, any of which could harm our business, operating results, and financial condition.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, our ability to predict customer demands, our ability to continue to attract new customers, and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how COVID-19 may impact the adoption of cloud-based solutions generally, and our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demands, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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
Our quarterly operating results, including the levels of our revenue, calculated billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
•the impact of, including but not limited to the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;
•the negative impact of COVID-19 to certain customer segments, including small and midsize businesses and industries such as travel and hospitality;
•customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;
•customers’ failure to pay amounts due to us, customers’ extending the time to pay amounts owed to us, our inability to collect amounts due, and the cost of enforcing the terms of our contracts, including litigation;
•our ability to attract new customers, including internationally;
•interest rate fluctuations which will cause our interest income to decrease during low interest rate environments;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the mix of customers obtained through self-service on our website and sales-assisted channels;
•customer renewal rates and the extent to which customers purchase services and subscribe for additional users and products;
•the timing and growth of our business, in particular through our hiring of new employees and international expansion;
•our ability to hire, train, and maintain our sales force;
•the length and timing of sales cycles with a significant portion of our larger transactions occurring in the last few days and weeks of each quarter;
•the timing of recognition of revenue;
•the amount and timing of operating expenses;
•changes in our pricing policies or offerings, or those of our competitors;

•the timing and success of new product and service introductions by us or our competitors, or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers, or strategic partners;
•customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors or otherwise;
•the timing and effectiveness of new sales and marketing initiatives;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us directly or indirectly via our third party service providers, and the costs associated with responding to and addressing such outages or breaches;
•changes in laws and regulations that affect our business, the costs to maintain or achieve compliance with changes in laws and regulations, and any lawsuits or other proceedings involving us or our competitors;
•changes in foreign currency exchange rates or addition of currencies in which our sales are denominated; and
•general economic, industry, and market conditions.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to April 30, 2020 we grew from 274 employees to 1,742 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
We anticipate that we will continue to expand our operations and personnel headcount in the near term, but at a slower pace as we monitor and evaluate the effects of COVID-19. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycle may become longer and more expensive, we may encounter implementation and configuration challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by such customers’ knowledge workers and support of their senior management and involve greater costs, longer sales cycles, greater competition, increased operational burden, reseller or other third-party involvement, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If our platform fails to perform properly, or if we are unable to scale our platform to meet the needs of our customers, our reputation could be harmed, our market share could decline, and we could be subject to liability claims.
Our platform is inherently complex and may contain material defects or errors. Additionally, we provide regular updates to our platform, which may contain undetected defects when first introduced or released. Any defects in functionality or interruptions in the availability of our platform, or user error, could result in:
•loss of, or delayed, market acceptance and sales;
•breach of contract or warranty claims;
•issuance of credits or other compensation for downtime;
•termination of subscription agreements, loss of customers, and issuance of refunds for prepaid amounts related to unused subscription fees for our platform;
•diversion of development and customer service resources; and
•harm to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could harm our operating results.
Because of the large amount of data that we handle, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant. Furthermore, the availability and performance of our platform could be diminished or otherwise impacted by a number of factors, which may damage the perception of its reliability and reduce our revenue. These factors include but are not limited to customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts causing reallocation of resources; computing vulnerabilities; security breaches; capacity issues or service failures experienced by our service providers; or variability in user traffic for our platform. We monitor vulnerabilities that may impact our business and the availability of our platform. Any such impact, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results, may harm our reputation, and may cause us to lose customers.

We may be required to issue credits or refunds for prepaid amounts related to unused fees, or otherwise be liable to our customers for damages they may incur resulting from certain of these events. Our insurance coverage may be inadequate to sufficiently cover such potential liabilities, and may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
We have experienced significant growth in the number of users and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our platform is accessible and functioning with an acceptable latency. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. We need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead-time. If we do not accurately predict or manage our infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform.
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
Changes in privacy laws and standards may reduce the effectiveness of our platform and harm our business.

Our customers can use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and China. Further, new laws are being introduced and interpretations of existing laws are changing. The costs of compliance with, and other burdens imposed by, these laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), and the Health Insurance Portability and Accountability Act (“HIPAA”), may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.
In addition to government regulations, privacy advocates and industry groups may establish or propose new or updates to existing self-regulatory standards or legislation that may place additional burdens on us. For example, the Californians for Consumer Privacy recently submitted enough signatures to secure a ballot initiative, the California Privacy Rights Act of 2020, in the November 2020 election for a private right of action under the CCPA. Our customers may expect us to comply with these new or evolving privacy and data security standards. If we are unable to meet any of these standards or related contractual obligations, we could face significant liabilities, harm to our reputation and market position, a loss of customers, reduced demand for our offerings, and harm to our business.
The loss of one or more of our key personnel could harm our business.
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, finance and accounting, legal, and compliance. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. For example, Jennifer Ceran, our Chief Financial Officer, will retire once we complete a transition to a successor. We are currently conducting an executive search for a new Chief Financial Officer.
We do not have employment agreements with any member of our senior management team, and we do not maintain key person life insurance for any employee. The loss of one or more of our key employees or members of our senior management team, especially our President and Chief Executive Officer, Mark P. Mader, may be disruptive to our business.
Our growth depends on our ability to expand our sales force.
In order to increase our revenue and achieve profitability, we must increase the size of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel, albeit at a slower pace, but we may not be successful in doing so, particularly in light of operational and economic impacts resulting from COVID-19.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may necessitate that we explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company and our platform, which may adversely affect our sales if we cannot train them quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business could be adversely affected.
Our failure to attract, integrate, and retain highly qualified personnel could harm our business.

Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain immigration laws and travel bans restrict or limit our ability to recruit internationally. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand our presence domestically and internationally, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions and who are currently working remotely for an extended period of time. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
We rely on technology and services from other parties. Defects in or the loss of access to software or services from third parties could negatively impact our business operations and reputation.

We use and rely on technologies and services from third parties to operate critical functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement software or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition. Further, any quality issues in the services provided by third parties could cause harm to our reputation and increased operational costs to rectify those issues
Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective platform; the perceived value of our platform; our ability to provide a quality customer success experience; and our ability to control or influence perception of our brand regardless of customer use cases.
Brand promotion activities require us to make substantial expenditures. We have made and continue to make significant investments in the promotion of our brand, however, our ability to successfully promote our brand is uncertain, particularly given the economic impact of COVID-19. The promotion of our brand may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
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

Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $26.0 million and $20.2 million during the three months ended April 30, 2020 and 2019, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
Our limited history with subscription and pricing models makes it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience with respect to determining the optimal prices for our platform and services and, as a result, we have in the past changed, and expect in the future that we will need to change, our published and unpublished pricing and packaging models from time to time. As the market for our platform and services matures, or as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
Contractual disputes with, or commitments to, our customers may be costly, time-consuming, may result in terminations, and could harm our reputation.
The sale of our products and services is contract intensive and we are a party to contracts with customers globally. Our contracts contain a wide variety of commitments, including security and privacy obligations, indemnification obligations, and regulatory compliance requirements. Contract terms are not always standardized and may be subject to differing interpretations, which could result in disputes with our customers. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to us could negatively affect our operating results. Even resolution of such disputes in a manner favorable to us could negatively affect our operating results due the costs associated with defending or enforcing our contractual rights.
Certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including uptime requirements, we may be contractually obligated to provide these affected customers with service credits or refunds which could significantly affect our revenue in the period in which the uptime failure occurs or the period in which the credits are due. We could also face subscription terminations, which could significantly affect both our current and future revenue. We have issued credits and other recompense to customers in the past based on outages experienced by our platform. Additional service level failures could damage our reputation, which would also affect our future revenue and operating results.
We may be subject to litigation or regulatory proceedings for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.
From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings regarding labor and employment issues, commercial disagreements, securities law violations, and other matters. For example, an indemnification claim is currently being made against the Company in a lawsuit against a former director and shareholder to which we are not a party. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.

Customers may make claims for damages arising from the use of our platform. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by customers or called upon to fulfill indemnification obligations. Although we carry general liability and director and officer liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims made against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform. Additionally, we may from time to time face claims from third parties alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms change for the open source software we utilize, then we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Although we have implemented policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.
If we fail to offer high-quality customer support, our business and reputation may be harmed.
Our customers rely on our customer support organization to resolve issues with their use of our platform and to respond to their inquiries relating to our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services could increase costs and harm our operating results. Customers who elect not to purchase enhanced support may be unable to sufficiently address their support issues through self-service, and their support requests may not be prioritized once received by us; this may result in a poor customer experience. In addition, our sales process is highly dependent on the ease of use of our platform, our business reputation, and positive recommendations from our existing customers. Any failure to maintain a high-quality customer success and support organization, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell to existing and prospective customers, and our business.
Our long-term growth depends in part on being able to expand internationally on a profitable basis.
Historically, we have generated a majority of our revenue from customers in the United States. We are expanding internationally and plan to continue to expand our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:
•fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;
•new, or changes in existing, regulatory requirements;
•health or similar issues, including epidemics or pandemics such as the current outbreak of COVID-19;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•costs of localizing our platform and services;
•lack of or delayed acceptance of localized versions of our platform and services;
•difficulties in and costs of staffing, managing, and operating our international operations;
•tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;
•weaker intellectual property protection;

•the difficulty of, and burden and expense involved with, compliance with privacy, data protection, data residency, and information security laws and regulations, such as the GDPR;
•economic weakness or currency-related crises;
•the burden of complying with a wide variety of laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) of 1977, as amended, the U.K. Bribery Act 2010, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell products and services in certain foreign markets, and the risks and costs of non-compliance;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•lack of brand recognition;
•political instability, uncertainty, or change, such as that caused by Brexit;
•security risks in the countries where we are doing business; and
•our ability to maintain our relationship with resellers to distribute our platform internationally.
Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with the formal policies we will implement, or applicable laws and regulations. Violations of laws or key control policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our products and services, and could have a material adverse effect on our business and results of operations.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of COVID-19 and its continuing and uncertain economic impact. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and services and could harm our business.

U.S. federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices regarding Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations could also require us to modify our platform in order to comply. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or for commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or reduce demand for Internet-based services and platforms such as ours.
We use email as part of our platform for communication and workflow management. Internet service providers continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the deliverability of email messages from our platform. Government regulations and laws regarding electronic communications, evolving practices regarding the use of email, or misuse of our email features by customers, could restrict our use of email. Any deliverability issues or restrictions on our use of email would reduce functionality of our platform, impact user adoption, and harm our business.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Any efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any such infringement or misappropriation, including injunctive relief, may be insufficient to enjoin the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules subsequently implemented by the U.S. Securities and Exchange Commission (the “SEC”), the rules and regulations of the listing standards of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over, financial reporting to meet this standard, significant resources and management oversight may be required. We have identified material weaknesses in our internal control over financial reporting, and if we cannot remediate such material weaknesses, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

In addition, as we are no longer an “emerging growth company,” we are now required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Public company director and officer liability insurance is expensive, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
We have identified material weaknesses in our internal control over financial reporting, which, if not remediated appropriately or timely, could result in adverse effects on the accuracy and timing of our financial reporting, inability to comply with securities law and exchange listing requirements, loss of investor confidence, and an adverse impact on our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Quarterly Report and Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, management identified material weaknesses evidencing an ineffective control environment relating to (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support the Company’s financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with the Company’s financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. As of April 30, 2020, these material weaknesses have not been remediated. We are implementing remedial measures and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent potential future material weaknesses. If we are unable to successfully remediate the existing material weaknesses or implement measures to avoid future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, and as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the New York Stock Exchange listing requirements, which may cause investors to lose confidence in our financial reporting and our share price to decline.
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
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cost us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:

•diverting management time and focus from operating our business to acquisition integration;
•disrupting our respective ongoing business operations;
•customer and industry acceptance of the acquired company’s offerings;
•implementing or remediating the controls, procedures, and policies of the acquired company;
•integrating acquired technologies into our own platform and technologies;
•our ability to ensure that we maintain quality and security standards for the acquired technology consistent with our brand;
•retaining and integrating acquired employees;
•failing to maintain important business relationships and contracts;
•failing to realize any anticipated synergies;
•using cash or equity that we may need in the future to operate our business or incurring debt on terms unfavorable to us or that we are unable to pay;
•liability for activities of the acquired company before the acquisition;
•litigation or other claims arising in connection with the acquired company;
•impairment charges associated with goodwill and other acquired intangible assets; and
•other unforeseen operating difficulties and expenditures.
Our limited experience acquiring companies increases these risks. Our failure to address these risks or other problems we encounter with our acquisitions and investments could result in a failure to realize the anticipated benefits of such acquisitions or investments, unanticipated liabilities, and harm to our business.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, finance lease arrangements, subscription fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets as a result of COVID-19 could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Our reported financial results may be harmed by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016 the FASB issued ASU No. 2016-02, Leases: Topic 842 (“Topic 842”), for which we recorded material right-of-use assets and lease liabilities on the balance sheet upon adoption. We adopted Topic 842 using the modified retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our condensed consolidated financial statements.
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
Further, an increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers to collect transaction taxes such as sales, consumption, value added, or similar taxes. If new laws are adopted in a jurisdiction where we do not collect such taxes, we may not have sufficient lead time to implement systems and processes to collect these taxes. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially.
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

Income, sales, use, value added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to products and services provided over the Internet. These enactments or amendments could reduce our sales activity by increasing gross sales prices, inclusive of tax, and ultimately harm our operating results and cash flows.
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
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Such foreign currency exchange rate fluctuations may be materially impacted by COVID-19.
As a result of foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. Our foreign currency exchange policy approves use of certain hedging instruments, including spot transactions, forward contracts, and purchased options with maturity of up to one year. The use, if any, of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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

In addition, we use various third parties to sell our products and services and conduct our business abroad and to the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any such non-compliance.
Any violation of the FCPA, the Federal Acquisition Regulations and their underlying laws, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions, we may be fined or other penalties could be imposed, including a denial of certain export privileges. In 2018, we determined that a small number of persons may have accessed our platform from one or more embargoed countries. We made an initial voluntary self-disclosure to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) to report these potential violations and subsequently OFAC issued a Cautionary Letter as a final enforcement response. While our controls are designed to prevent similar activity from occurring in the future, these controls may not be fully effective.
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
Adverse societal, economic, and market conditions, political developments, and reductions in productivity spending may harm our business.
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
Our operations expose us to risks associated with public health crises, such as COVID-19, which could harm our business and cause our operating results to suffer. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. Continued slowdown and downturn in the economy has had, and we expect will continue to have, a negative impact on many of our customers.
In addition, COVID-19 has significantly impacted areas where we operate and areas of customer and user concentration. The impact of COVID-19 has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities. COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. COVID-19 has also resulted in certain government closures and supply chain disruptions, which impact specific areas of our business, including by limiting our ability to complete background checks and screens necessary to hire and onboard employees and to provide necessary equipment to new and existing employees.
Uncertainty due to COVID-19, as well as general economic uncertainty, associated macroeconomic conditions, and social unrest make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
Catastrophic events may disrupt our business.

Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone region and an area that has been significantly affected by COVID-19. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, social unrest, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, loss of critical data, and inability to continue our operations, all of which could harm our operating results.
Risks Related to Ownership of Our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $59.56 through June 1, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
The market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•price and volume fluctuations in the overall stock market or in the trading volume of our shares or the size of our public float;
•negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new features, integrations, or services that gain market acceptance;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
•recruitment or departure of key personnel;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving our company or other companies in our industry;
•actual or perceived failures or breaches of security or privacy, and the costs associated with responding to and addressing any such actual or perceived failures or breaches;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•indemnity demands or lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, public health concerns or epidemics (such as COVID-19), or responses to these events;

•sales or distributions of our Class A common stock held by our large institutional shareholders; and
•sales of additional shares of our Class A common stock by us or our shareholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, the stock markets have been extremely volatile in response to COVID-19. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In addition, as of April 30, 2020, we had options outstanding that, if fully exercised or settled, would result in the issuance of 8,751,599 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 4,921,350 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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

Provisions in our amended and restated articles of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:
•established a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•eliminated the ability of our shareholders to call special meetings of shareholders;
•prohibit shareholder action by written consent unless the consent is unanimous, which requires all shareholder actions to be taken at a meeting of our shareholders;
•established advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;
•prohibit cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of the voting power of our outstanding shares;
•require super-majority voting to amend some provisions in our amended and restated articles of incorporation and amended and restated bylaws; and
•authorized the issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan, also known as a “poison pill.”
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, titled “Description of Capital Stock.”
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2020

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 8, 2020