Form 10-Q
period 2020-07-31
SMARTSHEET INC
filed 2020-09-04
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 31, 2020, there were 120,609,808 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2020

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Subscription	$83,622	$58,315	$160,785	$108,636
Professional services	7,600	6,329	15,924	12,202
Total revenue	91,222	64,644	176,709	120,838
Cost of revenue
Subscription	12,696	7,982	24,477	14,183
Professional services	6,322	4,683	12,982	8,967
Total cost of revenue	19,018	12,665	37,459	23,150
Gross profit	72,204	51,979	139,250	97,688
Operating expenses
Research and development	28,089	22,210	54,080	42,448
Sales and marketing	53,779	39,260	108,562	74,673
General and administrative	17,046	11,457	32,142	22,397
Total operating expenses	98,914	72,927	194,784	139,518
Loss from operations	(26,710)	(20,948)	(55,534)	(41,830)
Interest income	92	2,114	1,419	3,263
Other income (expense), net	134	(319)	(80)	(431)
Loss before income tax provision (benefit)	(26,484)	(19,153)	(54,195)	(38,998)
Income tax provision (benefit)	75	(39)	148	(74)
Net loss and comprehensive loss	$(26,559)	$(19,114)	$(54,343)	$(38,924)
Net loss per share attributable to common shareholders, basic and diluted	$(0.22)	$(0.17)	$(0.46)	$(0.36)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	119,921	111,557	119,400	108,626
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$545,975	$515,924
Short-term investments	—	50,532
Accounts receivable, net of allowances of $4,114 and $2,989, respectively	54,663	56,863
Prepaid expenses and other current assets	9,969	7,643
Total current assets	610,607	630,962
Restricted cash	659	865
Deferred commissions	51,736	48,255
Property and equipment, net	27,220	26,981
Operating lease right-of-use assets	65,046	57,590
Intangible assets, net	13,456	15,155
Goodwill	16,497	16,497
Other long-term assets	3,662	1,409
Total assets	$788,883	$797,714
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,524	$7,720
Accrued compensation and related benefits	24,654	39,635
Other accrued liabilities	11,106	12,428
Operating lease liabilities, current	14,116	13,020
Finance lease liabilities, current	1,916	2,465
Deferred revenue	168,566	157,972
Total current liabilities	221,882	233,240
Operating lease liabilities, non-current	54,982	47,913
Finance lease liabilities, non-current	866	1,664
Deferred revenue, non-current	692	837
Other long-term liabilities	4,736	—
Total liabilities	283,158	283,654
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2020 and January 31, 2020	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 120,286,340 shares issued and outstanding as of July 31, 2020; 500,000,000 shares authorized, 118,194,159 shares issued and outstanding as of January 31, 2020	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of July 31, 2020; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2020	—	—
Additional paid-in capital	816,526	770,518
Accumulated deficit	(310,801)	(256,458)
Total shareholders’ equity	$505,725	514,060
Total liabilities and shareholders’ equity	$788,883	797,714
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended July 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2020	119,464,110	$—	$794,605	$(284,242)	$510,363
Issuance of common stock under employee stock plans	822,230	—	3,782	—	3,782
Taxes paid related to net share settlement of equity awards	—	—	(501)	—	(501)
Share-based compensation expense	—	—	18,640	—	18,640
Comprehensive loss	—	—	—	(26,559)	(26,559)
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725

	Three Months Ended July 31, 2019
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2019	106,378,403	$—	$343,122	$(180,327)	$162,795
Issuance of common stock under employee stock plans	944,229	—	4,943	—	4,943
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions, and issuance costs	9,025,000	—	378,970	—	378,970
Share-based compensation expense	—	—	9,348	—	9,348
Comprehensive loss	—	—	—	(19,115)	(19,115)
Balances at July 31, 2019	116,347,632	$—	$736,383	$(199,442)	$536,941

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Six Months Ended July 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$514,060
Issuance of common stock under employee stock plans	2,092,181	—	14,082	—	14,082
Taxes paid related to net share settlement of equity awards	—	—	(1,470)	—	(1,470)
Share-based compensation expense	—	—	33,396	—	33,396
Comprehensive loss	—	—	—	(54,343)	(54,343)
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725

	Six Months Ended July 31, 2019
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2019	104,971,443	$—	$327,510	$(160,518)	$166,992
Issuance of common stock under employee stock plans	2,351,189	—	14,102	—	14,102
Issuance of common stock in connection with initial public offering, net of underwriting discounts, commissions, and issuance costs	9,025,000	—	378,970	—	378,970
Share-based compensation expense	—	—	15,801	—	15,801
Comprehensive loss	—	—	—	(38,924)	(38,924)
Balances at July 31, 2019	116,347,632	$—	$736,383	$(199,442)	$536,941

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2020	2019
Cash flows from operating activities
Net loss	$(54,343)	$(38,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	32,468	15,383
Depreciation and amortization of property and equipment	5,926	5,022
Amortization of deferred commission costs	14,076	8,423
Unrealized foreign currency (gain) loss	(9)	286
Amortization of intangible assets	1,699	1,060
Non-cash operating lease costs	5,613	3,668
Changes in operating assets and liabilities:
Accounts receivable	2,301	(9,310)
Prepaid expenses and other current assets	(2,273)	(6,324)
Other long-term assets	(2,041)	(198)
Accounts payable	(6,127)	(2,099)
Other accrued liabilities	(567)	3,970
Accrued compensation and related benefits	(14,912)	(701)
Deferred commissions	(17,557)	(15,024)
Other long-term liabilities	4,736	(1,003)
Deferred revenue	10,448	26,704
Operating lease liabilities	(5,041)	(2,810)
Net cash used in operating activities	(25,603)	(11,877)
Cash flows from investing activities
Purchases of short-term investments	—	(50,000)
Proceeds from early termination of short-term investments	50,532	—
Purchases of property and equipment	(1,989)	(3,085)
Capitalized internal-use software development costs	(3,711)	(3,397)
Payments for business acquisitions, net of cash acquired	(956)	(26,839)
Net cash provided by (used in) investing activities	43,876	(83,321)
Cash flows from financing activities
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	379,828
Payments on principal of finance leases	(1,347)	(2,042)
Payments of deferred offerings costs	(59)	(706)
Proceeds from exercise of stock options	7,465	9,738
Shares withheld related to net share settlement of restricted stock units	(1,470)	—
Proceeds from Employee Stock Purchase Plan	7,049	4,991
Net cash provided by financing activities	11,638	391,809
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	45	(216)
Net increase in cash, cash equivalents, and restricted cash	29,956	296,395
Beginning of period	516,789	215,705
End of period	$546,745	$512,100

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Supplemental disclosures
Cash paid for interest	$84	$118
Cash paid for income taxes	71	121
Purchases of fixed assets under finance leases	—	1,682
Right-of-use assets obtained in exchange for new operating lease liabilities	13,069	—
Accrued purchases of property and equipment (including internal-use software)	819	906
Deferred offering costs, accrued but not yet paid	—	164
Share-based compensation expense capitalized in internal-use software development costs	897	421

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021, or for any other interim period, or for any future year.
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
The allowance for doubtful accounts is based on the Company’s estimated expected credit losses derived upon assessment of various factors including historical trends on collectibility, composition of accounts receivable by aging, current market conditions, reasonable and supportable forecasts of future economic conditions, and other factors. As of July 31, 2020, our allowance for doubtful accounts reflects increased collectibility concerns stemming from the macroeconomic conditions resulting from the COVID-19 pandemic and may increase in future periods as we ascertain further impacts to our customers and business.
The estimated credit losses are recorded to the allowance for doubtful accounts in the condensed consolidated balance sheets, with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Restricted cash
Restricted cash as of July 31, 2020 and January 31, 2020 was $0.8 million and $0.9 million, respectively, primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases. Short-term restricted cash amounts are included in prepaid expenses and other current assets and long-term restricted cash amounts are included in restricted cash on the condensed consolidated balance sheets.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	July 31,
	2020	2019
Cash and cash equivalents	$545,975	$511,214
Restricted cash included in prepaid expenses and other current assets	111	—
Restricted cash	659	886
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$546,745	$512,100

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Internal-use software costs of $2.2 million were capitalized in the three months ended July 31, 2020, all of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $2.2 million were capitalized in the three months ended July 31, 2019, of which $1.4 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $3.9 million were capitalized in the six months ended July 31, 2020, all of which related to the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $3.8 million were capitalized in the six months ended July 31, 2019, of which $2.4 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $0.9 million and $0.5 million for the three months ended July 31, 2020 and 2019, respectively, and $1.7 million and $0.9 million for the six months ended July 31, 2020 and 2019, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of July 31, 2020 or January 31, 2020. No individual customer represented more than 10% of revenue for the three and six months ended July 31, 2020 or 2019.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has amended the standard thereafter, which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted the standard effective February 1, 2020. The adoption did not have a material effect on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted the standard effective February 1, 2020 on a prospective basis. During the three and six months ended July 31, 2020, a total of $0.9 million and $1.6 million of costs, respectively, related to cloud computing arrangements were capitalized and were included in other long-term assets on the condensed consolidated balance sheet as of July 31, 2020.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Revenue from Contracts with Customers
During the three months ended July 31, 2020 and 2019, the Company recognized $68.7 million and $45.3 million of subscription revenue, respectively, and $2.0 million and $1.9 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2020 and 2019, respectively.
During the six months ended July 31, 2020 and 2019, the Company recognized $110.9 million and $68.5 million of subscription revenue, respectively, and $3.2 million and $1.9 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.
As of July 31, 2020 approximately $180.1 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $176.6 million related to subscription services and $3.4 million related to professional services. Approximately 96% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $51.7 million as of July 31, 2020 and $48.3 million as of January 31, 2020.
Amortization expense for deferred commissions was $7.4 million and $4.6 million for the three months ended July 31, 2020 and 2019, respectively, and $14.1 million and $8.4 million for the six months ended July 31, 2020 and 2019, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(26,559)	$(19,114)	$(54,343)	$(38,924)
Denominator:
Weighted-average common shares outstanding	119,921	111,557	119,400	108,626
Net loss per share, basic and diluted	$(0.22)	$(0.17)	$(0.46)	$(0.36)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	July 31,
	2020	2019
Shares subject to outstanding common stock awards	13,103	13,348
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	145	116
Total potentially dilutive shares	13,248	13,464

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$518,263	$—	$—	$518,263
Total assets	$518,263	$—	$—	$518,263

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$279,160	$—	$—	$279,160
Certificates of deposit	—	50,585	—	50,585
Short-term investments:
Certificates of deposit	—	50,532	—	50,532
Total assets	$279,160	$101,117	$—	$380,277
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Business Combinations
On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The acquisition is complementary to our existing product capabilities and accelerates our time to market for a resource planning software solution. The aggregate consideration paid in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.8 million in cash, after a working capital adjustment of $0.2 million. Of the cash paid at closing, a total of $2.8 million was held in a third-party escrow account to secure our indemnification rights under the Merger Agreement. The $2.8 million was released from escrow during the three months ended July 31, 2020.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the six months ended July 31, 2020.
The following table presents the components of net intangible assets (in thousands):

	As of July 31, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$9,866	$(3,436)	$6,430	$9,866	$(2,325)	$7,541
Acquired customer relationships	8,350	(1,459)	6,891	8,350	(900)	7,450
Trade names	100	(47)	53	100	(28)	72
Patents	170	(101)	69	170	(91)	79
Domain name	13	—	13	13	—	13
Total	$18,499	$(5,043)	$13,456	$18,499	$(3,344)	$15,155
The components of intangible assets acquired as of the periods presented were as follows (dollars in thousands):

	As of July 31, 2020		As of January 31, 2020
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$6,430	3.6	$7,541	4.0
Acquired customer relationships	6,891	6.6	7,450	7.1
Trade names	53	1.4	72	1.9
Total	$13,374	5.1	$15,063	5.5

Amortization expense related to intangible assets was $0.8 million and $0.9 million for the three months ended July 31, 2020 and 2019, respectively, and $1.7 million and $1.1 million for the six months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2021	$1,659
Fiscal 2022	2,897
Fiscal 2023	2,608
Fiscal 2024	2,607
Fiscal 2025	1,406
Thereafter	2,266
Total	$13,443

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
(unaudited)

Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years.
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2020:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2020	9,076,671	$8.18
Granted	453,288	42.10
Exercised	(1,271,126)	5.77
Forfeited or canceled	(126,557)	10.98
Outstanding at July 31, 2020	8,132,276	10.40
Exercisable at July 31, 2020	5,026,994	6.19
Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2020:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2020	3,138,330	$39.32
Granted	2,663,368	39.96
Vested	(613,006)	39.28
Forfeited or canceled	(217,655)	39.98
Outstanding at July 31, 2020	4,971,037	39.64
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
Shares available for issuance

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table includes a summary of shares available for issuance under our 2018 Plan and our ESPP during the six months ended July 31, 2020:

	2018 Plan	2018 ESPP
Balance at January 31, 2020	10,921,562	2,438,717
Authorized	5,909,708	1,181,942
Granted	(3,116,656)	(208,049)
Forfeited	344,212	—
Balance at July 31, 2020	14,058,826	3,412,610
The number of shares available for issuance under the 2018 Plan and the ESPP will increase automatically on February 1 of the next 8 calendar years, pursuant to the terms of the 2018 Plan and the ESPP, respectively.
As of July 31, 2020, $5.3 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,113	$356	$2,008	$591
Cost of professional services revenue	566	298	999	515
Research and development	6,199	3,317	11,327	5,589
Sales and marketing	6,738	3,276	11,844	5,385
General and administrative	3,544	1,839	6,400	3,303
Total share-based compensation expense*	$18,160	$9,086	$32,578	$15,383
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
The Company recorded a provision for income taxes of $0.1 million for the three and six months ended July 31, 2020 primarily attributable to income taxes in foreign jurisdictions and state income taxes. The Company recorded a benefit for income taxes of less than $0.1 million for the three and six months ended July 31, 2019, respectively, primarily attributable to the windfall from share-based compensation tax deductions offset by income taxes in foreign jurisdictions and state income taxes.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has elected to defer the employer portion of Social Security taxes and records the expense as incurred and maintained a payable of $4.7 million as of July 31, 2020. The deferral of these taxes does not impact the Company’s condensed consolidated statements of operations.

11. Leases
Leases
The Company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Operating lease cost	$3,782	$2,634	$7,402	$5,365
Finance lease cost:
Amortization of assets	1,041	1,025	2,117	1,997
Interest on lease liabilities	38	59	84	125
Short-term lease cost	337	142	727	269
Variable lease cost	687	432	1,250	835
Total lease costs	$5,885	$4,292	$11,580	$8,591
Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	As of July 31, 2020	As of January 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$65,046	$57,590
Finance lease assets	Property and equipment, net	1,821	3,939
Total leased assets		$66,867	$61,529

Liabilities:
Current
Operating	Operating lease liabilities, current	$14,116	$13,020
Finance	Finance lease liabilities, current	1,916	2,465
Non-current
Operating	Operating lease liabilities, non-current	54,982	47,913
Finance	Finance lease liabilities, non-current	866	1,664
Total lease liabilities		$71,880	$65,062

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (dollars in thousands):

	Six Months Ended July 31,
	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$6,778	$4,461
Operating cash flows from finance leases	84	118
Financing cash flows from finance leases	1,347	2,042
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,069	—
Finance leases	—	1,682

Weighted-average remaining lease term (in years):
Operating leases	6.0	6.3
Finance leases	1.5	1.9

Weighted-average discount rate:
Operating leases	5.5%	6.4%
Finance leases	4.6%	5.3%

*Includes cash paid for lease liability accretion of $1.9 million and $1.6 million for the six months ended July 31, 2020 and 2019, respectively.
As of July 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of fiscal 2021	$7,336	$1,171
Fiscal 2022	14,294	1,286
Fiscal 2023	13,351	426
Fiscal 2024	13,640	—
Fiscal 2025	11,953	—
Thereafter	20,379	—
Total lease payments	80,953	2,883
Less: imputed interest	(11,855)	(101)
Total	$69,098	$2,782
As of July 31, 2020, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $26.5 million, payable over lease terms of 8 years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Purchase Commitments
During the three months ended July 31, 2020, the Company entered into a four-year commitment with a cloud-based hosting service provider for $75.0 million. This commitment replaced our three-year commitment for $15.0 million disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2020. As of July 31, 2020, the entire commitment amount remained unpaid, of which $7.5 million of upfront payments are to be paid in fiscal 2021, $16.3 million of upfront payments are to be paid in fiscal 2022, $18.8 million of upfront payments are to be paid in fiscal 2023, $21.3 million of upfront payments are to be paid in fiscal 2024, and $11.3 million of upfront payments are to be paid in fiscal 2025. Total payments may exceed upfront payment amounts based on on-demand usage.
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

13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

United States	$74,238	$50,884	$143,224	$95,039
EMEA	8,819	7,323	17,524	13,572
Asia Pacific	3,623	3,408	7,043	6,233
Americas other than the United States	4,542	3,029	8,918	5,994
Total	$91,222	$64,644	$176,709	$120,838
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of July 31, 2020 and January 31, 2020, there was no significant property and equipment owned by the Company outside of the United States.
14. Subsequent Events
On August 23, 2020, the Company entered into an Agreement and Plan of Merger to acquire 100% of the outstanding equity of Brandfolder Inc. (“Brandfolder”). The total purchase consideration for the acquisition of Brandfolder is estimated to be approximately $150.0 million, net of customary purchase price adjustments. The purchase will consist of $124.0 million in cash and the remainder in Company common stock. The acquisition is expected to close during the Company’s fiscal quarter ending October 31, 2020, subject to customary closing conditions.

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

During the six months ended July 31, 2020, purchasing decisions of certain customers were impacted and sometimes deferred due to uncertainties around COVID-19. We experienced some limitations in our ability to deliver consulting and training services, primarily due to travel restrictions. As long as the global economic environment is influenced by COVID-19, our existing customers may be hesitant to expand their use of Smartsheet and may be more likely to churn.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. As we continue to operate in the current environment, modifications to our usual circumstances include modifications to employee travel, employee work locations, and marketing events, among others. We expect that our customers and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying purchase decisions and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2020	2019
Average annualized contract value per domain-based customer	$4,156	$2,972
Dollar-based net retention rate for all customers (trailing 12 months)	128%	134%
Customers with annualized contract values (“ACV”) of $5 thousand or more	10,049	7,673
Customers with ACV of $50 thousand or more	1,131	635
Customers with ACV of $100 thousand or more	433	226
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
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, increased share-based compensation expense, as well as the relative proportions of total revenue provided by subscriptions or professional services in a given time period. As we continue to invest in technology innovation, we expect our gross margin to moderately decline.

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
Interest income
Interest income consists of interest income from our investment holdings. In light of the current near-zero interest rate environment, consistent with the three months ended July 31, 2020, we expect our interest income in the near term to remain insignificant.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription	$83,622	$58,315	$160,785	$108,636
Professional services	7,600	6,329	15,924	12,202
Total revenue	91,222	64,644	176,709	120,838
Cost of revenue
Subscription(1)	12,696	7,982	24,477	14,183
Professional services(1)	6,322	4,683	12,982	8,967
Total cost of revenue	19,018	12,665	37,459	23,150
Gross profit	72,204	51,979	139,250	97,688
Operating expenses
Research and development(1)	28,089	22,210	54,080	42,448
Sales and marketing(1)	53,779	39,260	108,562	74,673
General and administrative(1)	17,046	11,457	32,142	22,397
Total operating expenses	98,914	72,927	194,784	139,518
Loss from operations	(26,710)	(20,948)	(55,534)	(41,830)
Interest income	92	2,114	1,419	3,263
Other income (expense), net	134	(319)	(80)	(431)
Loss before income tax provision (benefit)	(26,484)	(19,153)	(54,195)	(38,998)
Income tax provision (benefit)	75	(39)	148	(74)
Net loss and comprehensive loss	$(26,559)	$(19,114)	$(54,343)	$(38,924)
(1) Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Cost of subscription revenue	$1,113	$356	$2,008	$591
Cost of professional services revenue	566	298	999	515
Research and development	6,199	3,317	11,327	5,589
Sales and marketing	6,738	3,276	11,844	5,385
General and administrative	3,544	1,839	6,400	3,303
Total share-based compensation expense*	$18,160	$9,086	$32,578	$15,383
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Subscription	92%	90%	91%	90%
Professional services	8	10	9	10
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	12	14	12
Professional services	7	7	7	7
Total cost of revenue	21	20	21	19
Gross profit	79	80	79	81
Operating expenses
Research and development	31	34	31	35
Sales and marketing	59	61	61	62
General and administrative	19	18	18	19
Total operating expenses	108	113	110	115
Loss from operations	(29)	(32)	(31)	(35)
Interest income	—	3	1	3
Other income (expense), net	—	—	—	—
Loss before income tax provision (benefit)	(29)	(30)	(31)	(32)
Income tax provision (benefit)	—	—	—	—
Net loss and comprehensive loss	(29)%	(30)%	(31)%	(32)%
Note: Certain amounts may not sum due to rounding.

Comparison of the three months ended July 31, 2020 and 2019
Revenue

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$83,622	$58,315	$25,307	43%
Professional services	7,600	6,329	1,271	20%
Total revenue	$91,222	$64,644	$26,578	41%
Percentage of total revenue
Subscription revenue	92%	90%
Professional services revenue	8%	10%
During the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, total subscription revenue increased by $25.3 million, or 43%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $19.0 million of the increase, followed by sales of pre-configured capabilities, which contributed $6.3 million of the increase.

The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$12,696	$7,982	$4,714	59%
Professional services	6,322	4,683	1,639	35%
Total cost of revenue	$19,018	$12,665	$6,353	50%
Gross profit	$72,204	$51,979	$20,225	39%
Gross margin
Subscription	85%	86%
Professional services	17%	26%
Total gross margin	79%	80%
Cost of subscription revenue increased $4.7 million, or 59%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $2.7 million in employee-related expenses due to increased headcount, of which $0.7 million was related to share-based compensation expense, an increase of $0.9 million in hosting fees, an increase of $0.4 million in software-related costs, an increase of $0.4 million in allocated overhead, an increase of $0.2 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million in both credit card processing fees and costs of connectors with third-party applications. This was partially offset by a decrease of $0.1 million in travel-related costs.
Our gross margin for subscription revenue was 85% and 86% for the three months ended July 31, 2020 and 2019, respectively. The decrease in gross margin during the three months ended July 31, 2020, was driven primarily by migration of our application from our co-location data centers into the public cloud.
Cost of professional services increased $1.6 million, or 35%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $1.6 million in employee-related expenses, of which $0.3 million was related to share-based compensation expense, an increase of $0.3 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million in allocated overhead costs. This was partially offset by a decrease of $0.2 million in billable expenses and a decrease of $0.1 million in travel-related costs.
Our gross margin for professional services was 17% and 26% for the three months ended July 31, 2020 and 2019, respectively. The decrease in gross margin during the three months ended July 31, 2020 was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue year over year.
Research and development expenses

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$28,089	$22,210	$5,879	26%
Percentage of total revenue	31%	34%

Research and development expenses increased $5.9 million, or 26%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $5.0 million in employee-related expenses due to increased headcount, of which $2.9 million was related to share-based compensation expense, an increase of $0.9 million in software-related costs, and an increase of $0.3 million in allocated overhead. This was partially offset by a decrease of $0.3 million in travel-related expenses and a decrease of $0.1 million in costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$53,779	$39,260	$14,519	37%
Percentage of total revenue	59%	61%
Sales and marketing expenses increased $14.5 million, or 37%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $15.1 million in employee-related expenses due to increased headcount, of which $3.5 million related to increased share-based compensation expense, an increase of $0.9 million in allocated overhead costs, an increase of $0.3 million in software-related costs, and an increase of $0.2 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $1.3 million in travel-related costs and a decrease of $0.7 million in costs related to lead generation.
General and administrative expenses

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$17,046	$11,457	$5,589	49%
Percentage of total revenue	19%	18%
General and administrative expenses increased $5.6 million, or 49%, for the three months ended July 31, 2020 compared to the three months ended July 31, 2019. The increase was primarily due to an increase of $3.6 million in employee-related expenses due to increased headcount, of which $1.7 million related to increased share-based compensation expense, an increase of $1.0 million in accounting, internal control, and tax related costs, an increase of $0.4 million in costs of other outside services used to supplement our internal staff, an increase of $0.3 million in software-related costs, an increase of $0.2 million in legal fees, an increase of $0.2 million in bad debt expense, and an increase of $0.1 million in taxes, licenses, and insurance. This was partially offset by a net decrease of $0.2 million in travel-related costs.
Interest income

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$92	$2,114	$(2,022)	(96)%
Percentage of total revenue	—%	3%
For the three months ended July 31, 2020 compared to the three months ended July 31, 2019, the decrease in interest income of $2.0 million was driven by the decline in interest rates year over year.

Other income (expense), net

	Three Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$134	$(319)	$453	(142)%
Percentage of total revenue	—%	—%
For the three months ended July 31, 2020 compared to the three months ended July 31, 2019, the change in other income (expense), net was driven by a net $0.4 million change from unrealized foreign currency loss recorded during the three months ended July 31, 2019 to unrealized foreign currency gain recorded during the three months ended July 31, 2020.
Comparison of the six months ended July 31, 2020 and 2019
Revenue

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$160,785	$108,636	$52,149	48%
Professional services	15,924	12,202	3,722	31%
Total revenue	$176,709	$120,838	$55,871	46%
Percentage of total revenue
Subscription revenue	91%	90%
Professional services revenue	9%	10%
During the six months ended July 31, 2020, as compared to the six months ended July 31, 2019, total subscription revenue increased by $52.1 million, or 48%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $40.0 million of the increase, followed by sales of pre-configured capabilities, which contributed $12.1 million of the increase.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$24,477	$14,183	$10,294	73%
Professional services	12,982	8,967	4,015	45%
Total cost of revenue	$37,459	$23,150	$14,309	62%
Gross profit	$139,250	$97,688	$41,562	43%
Gross margin
Subscription	85%	87%
Professional services	18%	27%
Total gross margin	79%	81%
Cost of subscription revenue increased $10.3 million, or 73%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $5.4 million in employee-related expenses due to increased headcount, of which $1.3 million was related to share-based compensation expense, an increase of $2.4 million in hosting fees, an increase of $0.8 million in software-related costs, an increase of $0.8 million in allocated overhead, an increase of $0.4 million in amortization of acquisition-related intangibles, an increase of $0.2 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in both credit card processing fees and costs of connectors with third-party applications. This was partially offset by a decrease of $0.1 million in travel-related cost.
Our gross margin for subscription revenue was 85% and 87% for the six months ended July 31, 2020 and 2019, respectively. The decrease in gross margin during the six months ended July 31, 2020, was driven primarily by migration of our application from our co-location data centers into the public cloud.
Cost of professional services increased $4.0 million, or 45%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $3.2 million in employee-related expenses, of which $0.5 million was related to share-based compensation expense, an increase of $1.0 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in allocated overhead costs. This was partially offset by a decrease of $0.3 million in billable expenses and a decrease of $0.1 million in travel-related costs.
Our gross margin for professional services revenue was 18% and 27% for the six months ended July 31, 2020 and 2019, respectively. The decrease in gross margin during the six months ended July 31, 2020, was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue for the second fiscal quarter and increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements in the first fiscal quarter.
Research and development expenses

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$54,080	$42,448	$11,632	27%
Percentage of total revenue	31%	35%

Research and development expenses increased $11.6 million, or 27%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $10.1 million in employee-related expenses due to increased headcount, of which $5.7 million was related to share-based compensation expense, an increase of $1.5 million in software-related costs, and an increase of $0.6 million in allocated overhead. This was partially offset by a decrease of $0.3 million in travel-related costs, and a decrease of $0.2 million in costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$108,562	$74,673	$33,889	45%
Percentage of total revenue	61%	62%
Sales and marketing expenses increased $33.9 million, or 45%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $29.2 million in employee-related expenses due to increased headcount, of which $6.4 million related to increased share-based compensation expense, an increase of $2.6 million in marketing costs related to our brand advertising campaign and other marketing initiatives, an increase of $1.8 million in allocated overhead costs, an increase of $0.6 million in software-related costs, an increase of $0.4 million in costs of outside services used to supplement our internal staff, and an increase of $0.3 million in amortization of acquisition-related intangibles. This was partially offset by a decrease of $1.0 million in travel-related costs.
General and administrative expenses

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$32,142	$22,397	$9,745	44%
Percentage of total revenue	18%	19%
General and administrative expenses increased $9.7 million, or 44%, for the six months ended July 31, 2020 compared to the six months ended July 31, 2019. The increase was primarily due to an increase of $6.3 million in employee-related expenses due to increased headcount, of which $3.1 million related to increased share-based compensation expense, an increase of $2.1 million in accounting, internal control, and tax related costs, an increase of $0.7 million in software-related costs, an increase of $0.5 million in legal fees, an increase of $0.5 million in costs of other outside services used to supplement our internal staff, an increase of $0.4 million in bad debt expense, an increase of $0.1 million in allocated overhead costs, and an increase of $0.1 million in bank charges. This was partially offset by a decrease of $0.5 million in taxes, licenses, and insurance, and a decrease of $0.4 million in travel-related costs.
Interest income

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$1,419	$3,263	$(1,844)	(57)%
Percentage of total revenue	1%	3%
For the six months ended July 31, 2020 compared to the six months ended July 31, 2019, the decrease in interest income of $1.8 million was driven by the decline in interest rates year over year.

Other income (expense), net

	Six Months Ended July 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$(80)	$(431)	$351	(81)%
Percentage of total revenue	—%	—%
For the six months ended July 31, 2020 compared to the six months ended July 31, 2019, the change in other income (expense), net was driven by a decrease of $0.3 million in unrealized foreign currency loss.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$72,204	$51,979	$139,250	$97,688
Add:
Share-based compensation expense*	1,679	654	3,007	1,106
Amortization of acquisition-related intangible assets	555	555	1,111	720
One-time acquisition costs	—	56	—	69
Non-GAAP gross profit	$74,438	$53,244	$143,368	$99,583

Gross margin	79%	80%	79%	81%
Non-GAAP gross margin	82%	82%	81%	82%
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(dollars in thousands)
Loss from operations	$(26,710)	$(20,948)	$(55,534)	$(41,830)
Add:
Share-based compensation expense*	18,160	9,086	32,578	15,383
Amortization of acquisition-related intangible assets	845	845	1,689	1,045
One-time acquisition costs	334	197	342	527
Non-GAAP operating loss	$(7,371)	$(10,820)	$(20,925)	$(24,875)

Operating margin	(29)%	(32)%	(31)%	(35)%
Non-GAAP operating margin	(8)%	(17)%	(12)%	(21)%
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(26,559)	$(19,114)	$(54,343)	$(38,924)
Add:
Share-based compensation expense*	18,160	9,086	32,578	15,383
Amortization of acquisition-related intangible assets	845	845	1,689	1,045
One-time acquisition costs	334	197	342	527
Non-GAAP net loss	$(7,220)	$(8,986)	$(19,734)	$(21,969)
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Net cash used in operating activities	$(1,318)	$(2,691)	$(25,603)	$(11,877)
Less:
Purchases of property and equipment	(971)	(1,747)	(1,989)	(3,085)
Capitalized internal-use software development costs	(1,467)	(1,844)	(3,711)	(3,397)
Payments on principal of finance leases	(667)	(1,028)	(1,347)	(2,042)
Free cash flow	$(4,423)	$(7,310)	$(32,650)	$(20,401)

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

Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $2.5 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. Our calculated billings results for the six months ended July 31, 2020 were negatively affected by economic circumstances caused by COVID-19. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment inclusive of those related to COVID-19, and other factors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

	(in thousands)
Total revenue	$91,222	$64,644	$176,709	$120,838
Add:
Deferred revenue (end of period)	169,258	123,867	169,258	123,867
Less:
Deferred revenue (beginning of period)	163,214	109,061	158,809	96,133
Calculated billings	$97,266	$79,450	$187,158	$148,572

Liquidity and Capital Resources
As of July 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $546.0 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had deferred revenue of $169.3 million, of which $168.6 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2020	2019

Net cash used in operating activities	$(25,603)	$(11,877)
Net cash provided by (used in) investing activities	43,876	(83,321)
Net cash provided by financing activities	11,638	391,809
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	45	(216)
Net increase in cash, cash equivalents, and restricted cash	$29,956	$296,395
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
During the six months ended July 31, 2020, net cash used in operating activities was $25.6 million, driven by our net loss of $54.3 million, adjusted for non-cash charges of $59.8 million, and net cash outflows of $31.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, non-cash operating lease costs, and amortization of intangible assets. Fluctuations in operating assets and liabilities included a decrease in accounts payable and accrued expenses of $21.6 million, an increase in deferred commissions of $17.6 million, an increase in deferred revenue of $10.4 million, a decrease in operating lease liabilities of $5.0 million, an increase of $4.7 million in long-term liabilities, an increase in prepaid expenses and other current assets of $2.3 million, a decrease in accounts receivable of $2.3 million, and an increase in other long-term assets of $2.0 million.
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
Investing activities
Net cash provided from investing activities during the six months ended July 31, 2020 of $43.9 million consisted of $50.5 million in proceeds from the early termination of short-term investments, partially offset by spend on capitalized internal-use software development of $3.7 million, purchases of property and equipment of $2.0 million, and the release of $1.0 million of the holdback related to the acquisition of TernPro, Inc. in January 2019.
Net cash used in investing activities during the six months ended July 31, 2019 of $83.3 million consisted of spend on short-term investments of $50.0 million, payments for a business acquisition, net of cash acquired, of $26.8 million, spend on capitalized internal-use software development of $3.4 million, and purchases of property and equipment of $3.1 million.

Financing activities
Net cash provided by financing activities during the six months ended July 31, 2020 of $11.6 million was primarily due to $7.5 million in proceeds from the exercise of stock options and $7.0 million in proceeds from our ESPP. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $1.5 million, payments of principal on finance leases of $1.3 million, and payments of deferred follow-on offering costs of $0.1 million.
Net cash provided by financing activities during the six months ended July 31, 2019 of $391.8 million was primarily due to $379.8 million of net proceeds from our follow-on offering of common stock, $9.7 million in proceeds from the exercise of stock options and $5.0 million in proceeds from our ESPP. These proceeds were partially offset by finance leases of $2.0 million and payments of deferred follow-on offering costs of $0.7 million.
Obligations and Other Commitments
As of July 31, 2020, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and non-cancelable purchase commitments. See Note 12, Commitments and Contingencies, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our non-lease contractual commitments, including changes to those discussed in Note 13 Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2020. There have been no significant changes to these policies during the six months ended July 31, 2020 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $546.0 million as of July 31, 2020, of which $532.8 million was invested in money market funds. We had cash and cash equivalents totaling $515.9 million as of January 31, 2020, of which $303.9 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents as of July 31, 2020, and 2019, respectively.
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
Because of the previously disclosed material weaknesses in our internal control over financial reporting discussed below, our chief executive officer and chief financial officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management, including our chief executive officer and chief financial officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Since the identification of the material weaknesses described above, we commenced efforts and made progress towards mitigation of the identified material weaknesses. Specifically, through the date of filing of this Quarterly Report on Form 10-Q, we:
•made significant progress, working with one of the four largest global accounting firms, towards risk assessment and control design evaluation across multiple financially relevant business processes and systems;
•made significant progress around the design and implementation of IT general controls for financially relevant systems;
•continued work to enhance processes and controls in our order entry and revenue recognition cycles;
•hired a Senior Director of Internal Audit with multiple years of internal control experience, who has led internal audit teams, and who has already onboarded a team of qualified internal auditors.
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
Changes in internal control over financial reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the current outbreak of COVID-19, which has been declared by the World Health Organization to be a global pandemic, has spread across the globe and is significantly impacting worldwide economic activity. COVID-19 could result in one or more of the following conditions that could affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; lost staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. The duration and scope of the pandemic is highly uncertain. We continue to monitor the effects of COVID-19, and while it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $26.6 million and $19.1 million during the three months ended July 31, 2020 and 2019, respectively, and $54.3 million and $38.9 million during the six months ended July 31, 2020 and 2019, respectively. As of July 31, 2020, we had an accumulated deficit of $310.8 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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

A compromise of our or our service providers’ security measures could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, or other disruption to our or our customers’ business operations, which could lead to litigation, regulatory investigations and proceedings, damage to our reputation and market position, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. In addition, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships.
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

Moreover, many of our subscriptions are sold for a one-year term. While many of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term and we cannot assure you that our customers will renew subscriptions with a similar contract period or the same or greater number of users or premium solutions, or renew at all. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
•the length and timing of sales cycles, with a significant portion of our larger transactions occurring in the last few days and weeks of each quarter;
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to July 31, 2020 we grew from 274 employees to 1,780 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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

Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by such customers’ knowledge workers and the support of their senior management and involve greater costs, longer sales cycles, greater competition, increased operational burden, reseller or other third-party involvement, and less predictability in completing some of our sales. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as increased training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If our platform fails to perform properly, or if we are unable to scale our platform to meet the needs of our customers, our reputation could be harmed, our market share could decline, and we could be subject to liability claims.
Our platform is inherently complex and may contain material defects or errors. Additionally, we provide regular updates to our platform, which may contain undetected defects when first introduced or released. Any defects in functionality or interruptions in the availability of our platform could result in:
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

We may be required to issue credits or refunds for prepaid amounts related to unused fees, or otherwise be liable to our customers for damages they may incur resulting from certain of these events. Our insurance coverage may be inadequate to sufficiently cover such potential liabilities, and may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.
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

Our customers can use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and China. Further, new laws are being introduced and interpretations of existing laws are changing. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the E.U. - U.S. Privacy Shield framework (“Privacy Shield”) as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). As of the date of the decision, companies can no longer rely on the Privacy Shield as an adequate mechanism for the transfer of data from the European Union to the United States under the General Data Protection Regulation 2016/679 (“GDPR”) and need to utilize other transfer mechanisms for lawful personal data transfer. Reactions by data protection authorities have been varied and the impact of the decision continues to evolve. The costs of compliance with, and other burdens imposed by laws and regulations such as the GDPR, the California Consumer Privacy Act of 2018 (“CCPA”), and the Health Insurance Portability and Accountability Act (“HIPAA”), may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and regulations, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.
In addition to laws and regulations, privacy advocates and industry groups may establish or propose new or updates to existing self-regulatory standards or legislation that may place additional burdens on us. For example, the Californians for Consumer Privacy recently submitted enough signatures to secure a ballot initiative, the California Privacy Rights Act of 2020, in the November 2020 election for a private right of action under the CCPA. Our customers may expect us to comply with these new or evolving privacy and data security standards. If we are unable to meet any of these standards or related contractual obligations, we could face significant liabilities, harm to our reputation and market position, a loss of customers, reduced demand for our offerings, and harm to our business.
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
Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain immigration laws and travel bans restrict or limit our ability to recruit individuals outside of their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
Further, many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees, alone or with our inducement, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may reduce our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
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
We use and rely on technologies and services from third parties to operate critical functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition. Further, any quality issues in the services provided by third parties could cause harm to our reputation and increased operational costs to rectify those issues
Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
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
Brand promotion activities require us to make substantial expenditures. We have made and continue to make significant investments in the promotion of our brand, however, our ability to successfully promote our brand is uncertain, particularly given the ongoing economic impact of COVID-19. The promotion of our brand may not generate customer awareness or increase revenue, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts, or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.

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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $28.1 million and $22.2 million during the three months ended July 31, 2020 and 2019, respectively, and $54.1 million and $42.4 million during the six months ended July 31, 2020 and 2019, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Further, we use email as part of our platform for communication and workflow management. Internet service providers continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the deliverability of email messages from our platform. Government regulations and laws regarding electronic communications, evolving practices regarding the use of email, or misuse of our email features by customers, could restrict our use of email. Any deliverability issues or restrictions on our use of email would reduce functionality of our platform, impact user adoption, and harm our business.
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
We cannot assure you that actions by other third parties alleging infringement by us of third-party intellectual property rights will not be asserted or prosecuted against us. In the future, others may claim that our technology, platform, or services infringe or violate their intellectual property rights, even if we are unaware of the intellectual property rights that others may claim. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable conditions.
We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation, and to obtain licenses, modify our platform or services, or refund fees, any of which could be costly. In addition, we may incur substantial costs or take material action to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification of our products and services; or issuance of refunds to customers. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions and other interim developments, which could cause the market price of our Class A common stock to decline if securities analysts and investors view those announcements negatively.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the rules subsequently implemented by the U.S. Securities and Exchange Commission (the “SEC”), the rules and regulations of the listing standards of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.

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
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Quarterly Report and Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, management identified material weaknesses evidencing an ineffective control environment relating to (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support the Company’s financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with the Company’s financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. As of July 31, 2020, these material weaknesses have not been remediated. We are implementing remedial measures and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent potential future material weaknesses. If we are unable to successfully remediate the existing material weaknesses or implement measures to avoid future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, and as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the NYSE listing requirements, which may cause investors to lose confidence in our financial reporting and our share price to decline.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cost us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of acquiring a company or integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:
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
•liability arising from contracts entered into by the acquired company before the acquisition, which may include contracts that are actively being breached by the company or another party thereto, or contracts which may not align with our acceptable contracting principles or liability limitations;
•litigation or other claims arising in connection with the acquired company;
•impairment charges associated with goodwill and other acquired intangible assets; and
•other unforeseen operating difficulties and expenditures.
Our limited experience acquiring companies may increase these risks. Our failure to address these risks or other problems we encounter with our acquisitions and investments could result in a failure to realize the anticipated benefits of such acquisitions or investments, unanticipated liabilities, and harm to our business.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, finance lease arrangements, subscription and services fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets as a result of COVID-19 could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with an increased volume of sales in the last few weeks and days of the quarter, and can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections, may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis, and may prevent us from achieving our quarterly or annual forecasts.
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
In addition, COVID-19 has significantly impacted areas where we operate and areas of customer and user concentration. The impact of COVID-19 has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities. Our response in taking precautions against COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The ongoing effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. COVID-19 has also resulted in certain government closures and supply chain disruptions, which impact specific areas of our business, including by limiting our ability to complete background checks and screens necessary to hire and onboard employees and to provide necessary equipment to new and existing employees.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $60.45 through August 31, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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

In addition, as of July 31, 2020, we had options outstanding that, if fully exercised or settled, would result in the issuance of 8,132,276 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 4,971,037 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 4, 2020

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 4, 2020