Form 10-Q
period 2020-10-31
SMARTSHEET INC
filed 2020-12-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 30, 2020, there were 122,247,914 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2020

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Subscription	$90,890	$64,355	$251,675	$172,991
Professional services	8,043	7,170	23,967	19,372
Total revenue	98,933	71,525	275,642	192,363
Cost of revenue
Subscription	17,417	8,867	41,894	23,050
Professional services	6,313	5,231	19,295	14,198
Total cost of revenue	23,730	14,098	61,189	37,248
Gross profit	75,203	57,427	214,453	155,115
Operating expenses
Research and development	32,369	25,049	86,449	67,496
Sales and marketing	59,197	50,896	167,759	125,569
General and administrative	19,530	13,330	51,672	35,728
Total operating expenses	111,096	89,275	305,880	228,793
Loss from operations	(35,893)	(31,848)	(91,427)	(73,678)
Interest income	14	2,810	1,433	6,073
Other income (expense), net	(25)	187	(105)	(243)
Loss before income tax provision (benefit)	(35,904)	(28,851)	(90,099)	(67,848)
Income tax provision (benefit)	(3,933)	5	(3,785)	(68)
Net loss and comprehensive loss	$(31,971)	$(28,856)	$(86,314)	$(67,780)
Net loss per share attributable to common shareholders, basic and diluted	$(0.26)	$(0.25)	$(0.72)	$(0.61)
Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders, basic and diluted	121,203	116,861	120,006	111,401
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2020	January 31, 2020
Assets
Current assets
Cash and cash equivalents	$420,417	$515,924
Short-term investments	—	50,532
Accounts receivable, net of allowances of $4,864 and $2,989, respectively	65,827	56,863
Prepaid expenses and other current assets	12,553	7,643
Total current assets	498,797	630,962
Restricted cash	359	865
Deferred commissions	54,698	48,255
Property and equipment, net	28,169	26,981
Operating lease right-of-use assets	63,038	57,590
Intangible assets, net	56,936	15,155
Goodwill	125,878	16,497
Other long-term assets	3,654	1,409
Total assets	$831,529	$797,714
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,312	$7,720
Accrued compensation and related benefits	28,202	39,635
Other accrued liabilities	10,481	12,428
Operating lease liabilities, current	14,506	13,020
Finance lease liabilities, current	2,228	2,465
Deferred revenue	181,624	157,972
Total current liabilities	242,353	233,240
Operating lease liabilities, non-current	52,727	47,913
Finance lease liabilities, non-current	—	1,664
Deferred revenue, non-current	1,059	837
Other long-term liabilities	6,808	—
Total liabilities	302,947	283,654
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2020 and January 31, 2020	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 122,025,349 shares issued and outstanding as of October 31, 2020; 500,000,000 shares authorized, 118,194,159 shares issued and outstanding as of January 31, 2020	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of October 31, 2020; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2020	—	—
Additional paid-in capital	871,354	770,518
Accumulated deficit	(342,772)	(256,458)
Total shareholders’ equity	528,582	514,060
Total liabilities and shareholders’ equity	$831,529	$797,714
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended October 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725
Issuance of common stock under employee stock plans	1,091,107	—	10,134	—	10,134
Taxes paid related to net share settlement of equity awards	—	—	(288)	—	(288)
Issuance of restricted stock awards	96,620	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	19,110	—	19,110
Net loss and comprehensive loss	—	—	—	(31,971)	(31,971)
Balances at October 31, 2020	122,025,349	$—	$871,354	$(342,772)	$528,582

	Three Months Ended October 31, 2019
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2019	116,347,632	$—	$736,383	$(199,442)	$536,941
Issuance of common stock under employee stock plans	1,022,837	—	8,329	—	8,329
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions, and issuance costs	—	—	12	—	12
Share-based compensation expense	—	—	10,610	—	10,610
Net loss and comprehensive loss	—	—		(28,855)	(28,855)
Balances at October 31, 2019	117,370,469	$—	$755,334	$(228,297)	$527,037

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Nine Months Ended October 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$514,060
Issuance of common stock under employee stock plans	3,183,288	—	24,216	—	24,216
Taxes paid related to net share settlement of equity awards	—	—	(1,758)	—	(1,758)
Issuance of restricted stock awards	96,620	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	52,506	—	52,506
Net loss and comprehensive loss	—	—	—	(86,314)	(86,314)
Balances at October 31, 2020	122,025,349	$—	$871,354	$(342,772)	$528,582

	Nine Months Ended October 31, 2019
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2019	104,971,443	$—	$327,510	$(160,518)	$166,992
Issuance of common stock under employee stock plans	3,374,026	—	22,431	—	22,431
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions, and issuance costs	9,025,000	—	378,982	—	378,982
Share-based compensation expense	—	—	26,411	—	26,411
Net loss and comprehensive loss	—	—	—	(67,779)	(67,779)
Balances at October 31, 2019	117,370,469	$—	$755,334	$(228,297)	$527,037

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities
Net loss	$(86,314)	$(67,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	50,953	25,688
Depreciation and amortization of property and equipment	8,942	7,857
Amortization of deferred commission costs	22,045	13,676
Unrealized foreign currency (gain) loss	97	(7)
Loss on disposal of assets	268	—
Amortization of intangible assets	3,490	1,913
Non-cash operating lease costs	8,517	5,656
Changes in operating assets and liabilities:
Accounts receivable	(6,310)	(11,688)
Prepaid expenses and other current assets	(2,891)	(5,756)
Operating lease right-of-use assets	—	(9,012)
Other long-term assets	(5,975)	(192)
Accounts payable	(2,869)	(237)
Other accrued liabilities	(1,124)	6,731
Accrued compensation and related benefits	(9,486)	5,862
Deferred commissions	(28,489)	(25,608)
Other long-term liabilities	6,807	(1,003)
Deferred revenue	19,220	38,675
Operating lease liabilities	(7,733)	4,397
Net cash used in operating activities	(30,852)	(10,828)
Cash flows from investing activities
Purchases of short-term investments	—	(50,000)
Proceeds from early termination of short-term investments	50,532	—
Purchases of long-term investments	—	(1,000)
Purchases of property and equipment	(2,663)	(4,186)
Capitalized internal-use software development costs	(5,973)	(5,190)
Payments for business acquisitions, net of cash acquired	(125,055)	(26,659)
Net cash used in investing activities	(83,159)	(87,035)
Cash flows from financing activities
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	379,828
Payments on principal of finance leases	(1,973)	(3,114)
Payments of deferred offerings costs	(59)	(798)
Proceeds from exercise of stock options	11,129	12,961
Shares withheld related to net share settlement of restricted stock units	(1,758)	—
Proceeds from Employee Stock Purchase Plan	10,737	7,687
Net cash provided by financing activities	18,076	396,564
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(52)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95,987)	298,703
Beginning of period	516,789	215,705
End of period	$420,802	$514,408

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

Supplemental disclosures
Cash paid for interest	$114	$185
Cash paid for income taxes	122	106
Purchases of fixed assets under finance leases	—	2,364
Right-of-use assets obtained in exchange for new operating lease liabilities	13,965	9,012
Accrued purchases of property and equipment (including internal-use software)	916	873
Deferred offering costs, accrued but not yet paid	—	60
Share-based compensation expense capitalized in internal-use software development costs	1,505	724
Fair value of shares issued as consideration for acquisition	25,872	—

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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of results to be expected for the full year ending January 31, 2021, or for any other interim period, or for any future year.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve valuation of assets and liabilities acquired as part of business combinations; determination of the amortization period for capitalized sales commission costs; capitalization of internal-use software development costs; and incremental borrowing rate estimates for operating leases, among others.

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
The allowance for doubtful accounts is based on the Company’s estimated expected credit losses derived upon assessment of various factors including historical trends on collectibility, composition of accounts receivable by aging, current market conditions, reasonable and supportable forecasts of future economic conditions, and other factors. As of October 31, 2020, our allowance for doubtful accounts reflects increased collectibility concerns stemming from the macroeconomic conditions resulting from the COVID-19 pandemic and may increase in future periods as we ascertain further impacts to our customers and business.
The estimated credit losses are recorded to the allowance for doubtful accounts in the condensed consolidated balance sheets, with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Restricted cash
Restricted cash as of October 31, 2020 and January 31, 2020 was $0.4 million and $0.9 million, respectively, primarily related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases. Short-term restricted cash amounts are included in prepaid expenses and other current assets, and long-term restricted cash amounts are included in restricted cash on the condensed consolidated balance sheets.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	October 31,
	2020	2019
Cash and cash equivalents	$420,417	$513,357
Restricted cash included in prepaid expenses and other current assets	26	—
Restricted cash	359	1,051
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$420,802	$514,408

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
Internal-use software costs of $3.1 million were capitalized in the three months ended October 31, 2020, all of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $2.2 million were capitalized in the three months ended October 31, 2019, of which $1.9 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $7.0 million were capitalized in the nine months ended October 31, 2020, all of which related to the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $6.0 million were capitalized in the nine months ended October 31, 2019, of which $4.3 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.0 million and $0.6 million for the three months ended October 31, 2020 and 2019, respectively, and $2.7 million and $1.5 million for the nine months ended October 31, 2020 and 2019, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of October 31, 2020 or January 31, 2020. No individual customer represented more than 10% of revenue for the three and nine months ended October 31, 2020 or 2019.
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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted the standard effective February 1, 2020 on a prospective basis. During the three and nine months ended October 31, 2020, a total of $0.4 million and $2.0 million of costs, respectively, related to cloud computing arrangements were capitalized and were included in other long-term assets on the condensed consolidated balance sheet as of October 31, 2020.

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3. Revenue from Contracts with Customers
During the three months ended October 31, 2020 and 2019, the Company recognized $73.5 million and $51.9 million of subscription revenue, respectively, and $2.4 million and $2.3 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2020 and 2019, respectively.
During the nine months ended October 31, 2020 and 2019, the Company recognized $141.3 million and $86.7 million of subscription revenue, respectively, and $3.3 million and $2.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.
As of October 31, 2020, approximately $206.7 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $202.6 million related to subscription services and $4.1 million related to professional services. Of the $206.7 million in total remaining performance obligations, $13.7 million related to Brandfolder subscription services of which $6.2 million was included in deferred revenue and $7.5 million was contracted but not yet invoiced as of October 31, 2020. Approximately 92% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $54.7 million as of October 31, 2020 and $48.3 million as of January 31, 2020.
Amortization expense for deferred commissions was $7.9 million and $5.3 million for the three months ended October 31, 2020 and 2019, respectively, and $22.0 million and $13.7 million for the nine months ended October 31, 2020 and 2019, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(31,971)	$(28,856)	$(86,314)	$(67,780)
Denominator:
Weighted-average common shares outstanding	121,203	116,861	120,006	111,401
Net loss per share, basic and diluted	$(0.26)	$(0.25)	$(0.72)	$(0.61)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2020	2019
Shares subject to outstanding common stock awards	12,422	12,727
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	52	57
Total potentially dilutive shares	12,474	12,784

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
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicate the fair value hierarchy of the valuation inputs used (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,277	$—	$—	$378,277
Total assets	$378,277	$—	$—	$378,277

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$279,160	$—	$—	$279,160
Certificates of deposit	—	50,585	—	50,585
Short-term investments:
Certificates of deposit	—	50,532	—	50,532
Total assets	$279,160	$101,117	$—	$380,277
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
7. Business Combinations
Brandfolder

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet will create dynamic solutions that manage workflows around content and collaboration. The results of operations of Brandfolder, which were not material to our consolidated results of operations, were included in our consolidated statements from the acquisition date. In the three and nine months ended October 31, 2020, we incurred acquisition costs of $0.6 million and $0.9 million, respectively. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A Common Stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s common shares on the acquisition date.
Of the cash paid at closing, $1.6 million is held in a third-party escrow account for a 12-month period after closing to secure our indemnification rights under the Brandfolder Merger Agreement.
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. In the three and nine months ended October 31, 2020, we incurred share-based compensation expense related to these awards of $0.2 million.
We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income and cost approaches. The software technology intangible was valued using a royalty income approach. The customer relationship intangible was valued using a multi-period excess earnings income approach. The reseller customer relationship intangible was valued using an incremental cash flow approach. The trade name intangible was valued using a relief from royalty income approach. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

September 14, 2020
Cash	$2,530
Accounts receivable	2,649
Contract assets	1,620
Right-of-Use assets	895
Other assets	939
Intangible assets	45,270
Goodwill	109,381
Accounts payable, accrued expenses and other current liabilities	(1,632)
Deferred revenue	(4,655)
Lease liabilities, non-current	(522)
Net deferred tax liability	(4,014)
Total	$152,461

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expanded market opportunities. The purchase price allocation was prepared on a preliminary basis and is subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The primary areas that remain preliminary as of the date of this Form 10-Q relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The goodwill recognized upon acquisition is not expected to be deductible for U.S. federal income tax purposes.
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (in thousands):

	Fair Value	Expected Useful Life
Software technology	$17,400	5 years
Customer relationships	16,590	7 years
Customer relationships - reseller	7,280	7 years
Trade name	4,000	9 years
Total intangible assets	$45,270
The related software technology amortization expense is recognized over its useful life within cost of revenues in the condensed consolidated statements of operations and comprehensive loss. The amortization expense related to customer relationships and trade name intangible assets are recognized over their useful lives within sales and marketing in our condensed consolidated statements of operations and comprehensive loss. The weighted-average amortization period of the acquired intangible assets is 6.4 years.
The following unaudited pro forma financial information is for illustrative purposes only and summarizes the combined results of operations for Smartsheet Inc. and Brandfolder, as though the companies were combined as of the beginning of the Company’s fiscal year 2020. The unaudited pro forma financial information was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(unaudited)
Revenue	$102,298	$73,527	$286,652	$197,024
Loss before income tax provision (benefit)	(35,207)	(32,616)	(94,291)	(80,471)
Net loss	$(35,288)	$(32,621)	$(94,520)	$(75,311)
The pro forma financial information for all periods presented above has been calculated after adjusting the results of Brandfolder to reflect the business combination accounting effects resulting from this acquisition. It includes pro forma adjustments related to the amortization of acquired intangible assets, acquisition costs, share-based compensation expense, alignment of accounting policies, deferred revenue fair value adjustment, and the related income tax effects. The unaudited pro forma results have been prepared based on estimates and assumptions, which we believe are reasonable; however, they are not necessarily indicative of the consolidated results of operations had the acquisition occurred on February 1, 2019, or of future results of operations.
10,000ft

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On May 1, 2019, we acquired 100% of the outstanding equity of Artefact Product Group, LLC (“Artefact Product Group” or “10,000ft”), a Washington limited liability company, pursuant to an Agreement and Plan of Merger (the “10,000ft Merger Agreement”). The acquisition was complementary to our existing product capabilities and accelerated our time to market for a resource planning software solution. The aggregate consideration paid in exchange for all of the outstanding equity interests of Artefact Product Group was approximately $27.8 million in cash, after a working capital adjustment of $0.2 million. Of the cash paid at closing, after a reduction for the working capital adjustment, a total of $2.8 million was held in a third-party escrow account to secure our indemnification rights under the 10,000ft Merger Agreement. The $2.8 million was released from escrow during the three months ended July 31, 2020.
We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expected growth from the expansion of the acquired product offerings and customer base. The goodwill recognized upon acquisition is deductible for U.S. federal income tax purposes.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill or measurement period adjustments during the nine months ended October 31, 2020 were as follows (in thousands):

Goodwill balance as of January 31, 2020	$16,497
Addition - acquisition of Brandfolder	109,381
Goodwill balance as of October 31, 2020	$125,878

The following table presents the components of net intangible assets (in thousands):

	As of October 31, 2020			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$27,266	$(4,436)	$22,830	$9,866	$(2,325)	$7,541
Acquired customer relationships	32,150	(2,108)	30,042	8,350	(900)	7,450
Trade names	4,100	(113)	3,987	100	(28)	72
Patents	170	(106)	64	170	(91)	79
Domain name	13	—	13	13	—	13
Total	$63,699	$(6,763)	$56,936	$18,499	$(3,344)	$15,155
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	As of October 31, 2020		As of January 31, 2020
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$22,830	4.5	$7,541	4.0
Acquired customer relationships	30,042	6.8	7,450	7.1
Trade names	3,987	8.8	72	1.9
Total	$56,859	6.0	$15,063	5.5
Amortization expense related to intangible assets was $1.8 million and $0.8 million for the three months ended October 31, 2020 and 2019, respectively, and $3.5 million and $1.9 million for the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2021	$2,639
Fiscal 2022	10,231
Fiscal 2023	9,942
Fiscal 2024	9,942
Fiscal 2025	8,741
Thereafter	15,428
Total	$56,923

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
During the three months ended October 31, 2020, the Company issued restricted stock awards (“RSAs”) to certain Brandfolder employees subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs is dependent on continuous employment, these were not considered part of the purchase price in accounting for the acquisition.
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years. The RSAs are measured based on the grant date fair value of the awards and vest over a 3-year period.
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2020:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2020	9,076,671	$8.18
Granted	453,288	42.10
Exercised	(1,921,060)	5.65
Forfeited or canceled	(170,814)	11.24
Outstanding at October 31, 2020	7,438,085	10.83
Exercisable at October 31, 2020	4,964,518	6.56
Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2020:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2020	3,138,330	$39.32
Granted	3,137,236	41.58
Vested	(912,278)	39.01
Forfeited or canceled	(379,146)	38.78
Outstanding at October 31, 2020	4,984,142	40.84

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted stock awards
The following table includes a summary of the RSA activity during the nine months ended October 31, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2020	—	$—
Granted	96,620	46.93
Vested	—	—
Forfeited or canceled	—	—
Outstanding at October 31, 2020	96,620	46.93
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
Shares available for issuance
The following table includes a summary of shares available for issuance under our 2018 Plan and our ESPP during the nine months ended October 31, 2020:

	2018 Plan	2018 ESPP
Balance at January 31, 2020	10,921,562	2,438,717
Authorized	5,909,708	1,181,942
Granted	(3,590,524)	(386,143)
Forfeited	549,960	—
Balance at October 31, 2020	13,790,706	3,234,516
The number of shares available for issuance under the 2018 Plan and the ESPP will increase automatically on February 1 of the next 8 calendar years, pursuant to the terms of the 2018 Plan and the ESPP, respectively.
As of October 31, 2020, $2.2 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Cost of subscription revenue	$1,123	$366	$3,131	$957
Cost of professional services revenue	576	343	1,575	858
Research and development	6,509	3,934	17,836	9,523
Sales and marketing	6,512	3,516	18,356	8,900
General and administrative	3,833	2,170	10,233	5,473
Total share-based compensation expense*	$18,553	$10,329	$51,131	$25,711
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous period

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
The Company recorded a benefit for income taxes of $3.9 million and $3.8 million for the three and nine months ended October 31, 2020 primarily attributable to a $4.0 million release of the Company’s federal and state valuation allowance on deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of Brandfolder offset by income taxes in foreign jurisdictions and state income taxes. The Company recorded a provision for income taxes of less than $0.1 million and a benefit for income taxes of less than $0.1 million for the three and nine months ended October 31, 2019, respectively, primarily attributable to the windfall from share-based compensation tax deductions offset by income taxes in foreign jurisdictions and state income taxes.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company has elected to defer the employer portion of Social Security taxes and records the expense as incurred. These taxes are recorded in other long-term liabilities on the consolidated balance sheet and totaled $6.8 million as of October 31, 2020. The deferral of these taxes does not impact the Company’s condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Leases
The Company has operating leases primarily related to corporate offices and certain equipment, and finance leases primarily related to data center equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Operating lease cost	$3,732	$2,923	$11,134	$8,287
Finance lease cost:
Amortization of assets	976	1,185	3,093	3,182
Interest on lease liabilities	30	66	114	191
Short-term lease cost	343	177	1,070	446
Variable lease cost	629	493	1,879	1,328
Total lease costs	$5,710	$4,844	$17,290	$13,434
Supplemental balance sheet information related to leases was as follows (in thousands):

	Financial Statement Line Item	October 31, 2020	January 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$63,038	$57,590
Finance lease assets	Property and equipment, net	672	3,939
Total leased assets		$63,710	$61,529

Liabilities:
Current
Operating	Operating lease liabilities, current	$14,506	$13,020
Finance	Finance lease liabilities, current	2,228	2,465
Non-current
Operating	Operating lease liabilities, non-current	52,727	47,913
Finance	Finance lease liabilities, non-current	—	1,664
Total lease liabilities		$69,461	$65,062

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other information related to leases was as follows (dollars in thousands):

	Nine Months Ended October 31,
	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$10,386	$7,161
Operating cash flows from finance leases	114	185
Financing cash flows from finance leases	1,973	3,114
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,965	9,012
Finance leases	—	2,364

Weighted-average remaining lease term (in years):
Operating leases	5.7	6.2
Finance leases	0	1.9

Weighted-average discount rate:
Operating leases	5.5%	6.1%
Finance leases	4.5%	4.7%
*Includes cash paid for lease liability accretion of $2.8 million for each of the nine months ended October 31, 2020 and 2019.
As of October 31, 2020, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of fiscal 2021	$3,838	$2,228
Fiscal 2022	14,655	—
Fiscal 2023	13,740	—
Fiscal 2024	13,665	—
Fiscal 2025	11,945	—
Thereafter	20,357	—
Total lease payments	78,200	2,228
Less: imputed interest	(10,967)	—
Total	$67,233	$2,228
As of October 31, 2020, we had signed leases for additional office space that had not yet commenced. Future non-cancelable lease payments associated with these agreements totaled $26.5 million, payable over lease terms of 8 years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Purchase Commitments
During the three months ended July 31, 2020, the Company entered into a four-year commitment with a cloud-based hosting service provider for $75.0 million. This commitment replaced our three-year commitment for $15.0 million disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2020. As of October 31, 2020, $67.5 million remained unpaid, of which $16.3 million of upfront payments are to be paid in fiscal 2022, $18.8 million of upfront payments are to be paid in fiscal 2023, $21.3 million of upfront payments are to be paid in fiscal 2024, and $11.3 million of upfront payments are to be paid in fiscal 2025. Total payments may exceed upfront payment amounts based on on-demand usage.
Legal matters
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation.

13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

United States	$80,826	$56,643	$224,050	$151,682
EMEA	9,379	7,899	26,903	21,471
Asia Pacific	4,025	3,315	11,068	9,548
Americas other than the United States	4,703	3,668	13,621	9,662
Total	$98,933	$71,525	$275,642	$192,363
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Property and equipment by geographic location is based on the location of the legal entity that owns the asset. As of October 31, 2020 and January 31, 2020, there was no significant property and equipment owned by the Company outside of the United States.

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
Overview
Smartsheet is the enterprise platform for dynamic work. We empower anyone to drive meaningful change. Our leading cloud-based platform enables teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. We were founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels: Individual, Business, Enterprise, and Premier, the pricing for which varies by the capabilities provided. Customers can also purchase connectors, which provide data integration and automation to third-party applications. We also offer Dynamic View, Data Uploader, Control Center and Accelerators, which enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. We acquired 10,000ft in May 2019 which augmented our product portfolio by providing resource allocation and planning. We acquired Brandfolder, Inc. (“Brandfolder”) in September 2020, which provides a centralized platform to organize, discover, control, distribute, and measure all forms of digital content. Combining Brandfolder capabilities with Smartsheet will create dynamic solutions that manage workflows around content and collaboration. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
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

In response to reports of COVID-19, our executive leadership team and the human resources leadership team began an ongoing monitoring of the COVID-19 situation. Beginning in early February, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and moved all in-person customer-facing events to be virtual. As of October 31, 2020, all of our offices remain subject to restrictions which limit levels of allowed in-person contact, with restrictions aligned with guidance relevant to the office’s specific geographic location.
During the nine months ended October 31, 2020, purchasing decisions of certain customers were impacted and sometimes deferred due to uncertainties around COVID-19. We experienced some limitations in our ability to deliver consulting and training services, primarily due to travel restrictions. As long as the global economic environment is influenced by COVID-19, our existing customers may be hesitant to expand their use of Smartsheet and may be more likely to churn.
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

	As of October 31,
	2020	2019
Average annualized contract value per domain-based customer	$4,665	$3,286
Dollar-based net retention rate for all customers (trailing 12 months)	125%	134%
Customers with annualized contract values (“ACV”) of $5 thousand or more	11,172	8,421
Customers with ACV of $50 thousand or more	1,331	770
Customers with ACV of $100 thousand or more	504	279
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
We intend to continue to invest in our platform infrastructure and our support organization. As of October 31, 2020 we transitioned substantially all of our infrastructure from a combination of third-party co-location data centers and public cloud service providers to the public cloud.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, allocated overhead, billable expenses, software-related costs, travel-related costs, and costs of outside services to supplement our internal teams.

Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, and increased share-based compensation expense. As we continue to invest in technology innovation, we expect our gross margin to moderately decline.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, hardware- and software-related costs, overhead allocations, and costs of outside services used to supplement our internal staff. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
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
Interest income
Interest income consists of interest income from our investment holdings. In light of the current near-zero interest rate environment, consistent with the three months ended October 31, 2020, we expect our interest income in the near term to remain insignificant.

Other income (expense), net
Other income (expense), net primarily consists of interest expense associated with our finance leases, and foreign exchange gains and losses.
Income tax provision (benefit)
The income tax provision (benefit) consists primarily of a partial release of our valuation allowance, income taxes in foreign jurisdictions, and state income taxes. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Revenue
Subscription	$90,890	$64,355	$251,675	$172,991
Professional services	8,043	7,170	23,967	19,372
Total revenue	98,933	71,525	275,642	192,363
Cost of revenue
Subscription(1)	17,417	8,867	41,894	23,050
Professional services(1)	6,313	5,231	19,295	14,198
Total cost of revenue	23,730	14,098	61,189	37,248
Gross profit	75,203	57,427	214,453	155,115
Operating expenses
Research and development(1)	32,369	25,049	86,449	67,496
Sales and marketing(1)	59,197	50,896	167,759	125,569
General and administrative(1)	19,530	13,330	51,672	35,728
Total operating expenses	111,096	89,275	305,880	228,793
Loss from operations	(35,893)	(31,848)	(91,427)	(73,678)
Interest income	14	2,810	1,433	6,073
Other income (expense), net	(25)	187	(105)	(243)
Loss before income tax provision (benefit)	(35,904)	(28,851)	(90,099)	(67,848)
Income tax provision (benefit)	(3,933)	5	(3,785)	(68)
Net loss and comprehensive loss	$(31,971)	$(28,856)	$(86,314)	$(67,780)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Cost of subscription revenue	$1,123	$366	$3,131	$957
Cost of professional services revenue	576	343	1,575	858
Research and development	6,509	3,934	17,836	9,523
Sales and marketing	6,512	3,516	18,356	8,900
General and administrative	3,833	2,170	10,233	5,473
Total share-based compensation expense*	$18,553	$10,329	$51,131	$25,711
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Subscription	92%	90%	91%	90%
Professional services	8	10	9	10
Total revenue	100	100	100	100
Cost of revenue
Subscription	18	12	15	12
Professional services	6	7	7	7
Total cost of revenue	24	20	22	19
Gross profit	76	80	78	81
Operating expenses
Research and development	33	35	31	35
Sales and marketing	60	71	61	65
General and administrative	20	19	19	19
Total operating expenses	112	125	111	119
Loss from operations	(36)	(45)	(33)	(38)
Interest income	—	4	1	3
Other income (expense), net	—	—	—	—
Loss before income tax provision (benefit)	(36)	(40)	(33)	(35)
Income tax provision (benefit)	(4)	—	(1)	—
Net loss and comprehensive loss	(32)%	(40)%	(31)%	(35)%
Note: Certain amounts may not sum due to rounding

Comparison of the three months ended October 31, 2020 and 2019
Revenue

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$90,890	$64,355	$26,535	41%
Professional services	8,043	7,170	873	12%
Total revenue	$98,933	$71,525	$27,408	38%
Percentage of total revenue
Subscription revenue	92%	90%
Professional services revenue	8%	10%
During the three months ended October 31, 2020, as compared to the three months ended October 31, 2019, total subscription revenue increased by $26.5 million, or 41%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $18.0 million of the increase, followed by sales of pre-configured capabilities, which contributed $8.5 million of the increase.

The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$17,417	$8,867	$8,550	96%
Professional services	6,313	5,231	1,082	21%
Total cost of revenue	$23,730	$14,098	$9,632	68%
Gross profit	$75,203	$57,427	$17,776	31%
Gross margin
Subscription	81%	86%
Professional services	22%	27%
Total gross margin	76%	80%
Cost of subscription revenue increased $8.6 million, or 96%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $3.6 million in employee-related expenses due to increased headcount, of which $0.7 million was related to share-based compensation expense, an increase of $3.2 million in hosting fees, an increase of $0.7 million in software-related costs, an increase of $0.4 million in amortization of acquisition-related intangibles, an increase of $0.3 million in allocated overhead, an increase of $0.3 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in costs of connectors with third-party applications. This was partially offset by a decrease of $0.1 million in travel-related costs.
Our gross margin for subscription revenue was 81% and 86% for the three months ended October 31, 2020 and 2019, respectively. The decrease in gross margin during the three months ended October 31, 2020, was driven primarily by migration of our application from our co-location data centers into the public cloud.
Cost of professional services increased $1.1 million, or 21%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $1.0 million in employee-related expenses, of which $0.2 million was related to share-based compensation expense, and an increase of $0.5 million in costs of outside services to supplement our internal staff. This was partially offset by a decrease of $0.2 million in travel-related costs, a decrease of $0.1 million in billable expenses, and a decrease of $0.1 million in software-related costs.
Our gross margin for professional services was 22% and 27% for the three months ended October 31, 2020 and 2019, respectively. The decrease in gross margin during the three months ended October 31, 2020 was driven primarily by increases in personnel expenses and costs of outside personnel to supplement our staff, partially offset by decreases in billable and travel-related expenses.

Research and development expenses

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$32,369	$25,049	$7,320	29%
Percentage of total revenue	33%	35%
Research and development expenses increased $7.3 million, or 29%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $6.7 million in employee-related expenses due to increased headcount, of which $2.6 million was related to share-based compensation expense, an increase of $1.4 million in software-related costs, and an increase of $0.1 million in allocated overhead. This was partially offset by a decrease of $0.6 million in costs of outside services to supplement our internal staff and a decrease of $0.3 million in travel-related expenses.
Sales and marketing expenses

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$59,197	$50,896	$8,301	16%
Percentage of total revenue	60%	71%
Sales and marketing expenses increased $8.3 million, or 16%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $13.0 million in employee-related expenses due to increased headcount, of which $2.9 million related to increased share-based compensation expense, an increase of $0.5 million in amortization of acquisition-related intangibles, an increase of $0.4 million in allocated overhead costs, an increase of $0.4 million in software-related costs, and an increase of $0.2 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $4.7 million in costs related to lead generation, and a decrease of $1.4 million in travel-related costs.
General and administrative expenses

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$19,530	$13,330	$6,200	47%
Percentage of total revenue	20%	19%
General and administrative expenses increased $6.2 million, or 47%, for the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The increase was primarily due to an increase of $4.2 million in employee-related expenses due to increased headcount, of which $1.7 million related to increased share-based compensation expense, an increase of $0.8 million in legal fees, an increase of $0.5 million in accounting, internal control, and tax related costs, an increase of $0.5 million in software-related costs, an increase of $0.5 million in bad debt expense, an increase of $0.1 million in allocated overhead, and an increase of $0.1 million in amortization of capitalized cloud computing arrangements. This was partially offset by a decrease of $0.3 million in travel-related costs, and a decrease of $0.2 million in costs of other outside services used to supplement our internal staff.

Interest income

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$14	$2,810	$(2,796)	(100)%
Percentage of total revenue	—%	4%
For the three months ended October 31, 2020 compared to the three months ended October 31, 2019, the decrease in interest income of $2.8 million was driven by the decline in interest rates year over year.

Other income (expense), net

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$(25)	$187	$(212)	(113)%
Percentage of total revenue	—%	—%
For the three months ended October 31, 2020 compared to the three months ended October 31, 2019, the change in other income (expense), net was driven by a net $0.4 million change from unrealized foreign currency gain recorded during the three months ended October 31, 2019 to unrealized foreign currency loss recorded during the three months ended October 31, 2020. This is offset by a net $0.1 million change from realized foreign currency loss recorded during the three months ended October 31, 2019 to realized foreign currency gain recorded during the three months ended October 31, 2020.
Income tax provision (benefit)

	Three Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(3,933)	$5	$(3,938)	N/M*
Percentage of total revenue	(4)%	—%
*N/M = Not meaningful
For the three months ended October 31, 2020 compared to the three months ended October 31, 2019, the change in income tax provision (benefit) was primarily driven by a $4.0 million release of our valuation allowance resulting from the purchase accounting for the acquisition of Brandfolder. In connection with the acquisition of Brandfolder, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets.

Comparison of the nine months ended October 31, 2020 and 2019
Revenue

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Revenue
Subscription	$251,675	$172,991	$78,684	45%
Professional services	23,967	19,372	4,595	24%
Total revenue	$275,642	$192,363	$83,279	43%
Percentage of total revenue
Subscription revenue	91%	90%
Professional services revenue	9%	10%

During the nine months ended October 31, 2020, as compared to the nine months ended October 31, 2019, total subscription revenue increased by $78.7 million, or 45%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $58.1 million of the increase, followed by sales of pre-configured capabilities, which contributed $20.6 million of the increase.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$41,894	$23,050	$18,844	82%
Professional services	19,295	14,198	5,097	36%
Total cost of revenue	$61,189	$37,248	$23,941	64%
Gross profit	$214,453	$155,115	$59,338	38%
Gross margin
Subscription	83%	87%
Professional services	19%	27%
Total gross margin	78%	81%
Cost of subscription revenue increased $18.8 million, or 82%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $8.9 million in employee-related expenses due to increased headcount, of which $2.0 million was related to share-based compensation expense, an increase of $5.7 million in hosting fees, an increase of $1.5 million in software-related costs, an increase of $1.1 million in allocated overhead, an increase of $0.8 million in amortization of acquisition-related intangibles, an increase of $0.5 million in costs of outside services to supplement our internal staff, an increase of $0.3 million in costs of connectors with third-party applications, and an increase of $0.2 million in credit card processing fees. This was partially offset by a decrease of $0.2 million in travel-related costs.
Our gross margin for subscription revenue was 83% and 87% for the nine months ended October 31, 2020 and 2019, respectively. The decrease in gross margin during the nine months ended October 31, 2020, was driven primarily by migration of our application from our co-location data centers into the public cloud.
Cost of professional services increased $5.1 million, or 36%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $4.2 million in employee-related expenses, of which $0.7 million was related to share-based compensation expense, an increase of $1.5 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in allocated overhead costs. This was partially offset by a decrease of $0.5 million in billable expenses and a decrease of $0.3 million in travel-related costs.
Our gross margin for professional services revenue was 19% and 27% for the nine months ended October 31, 2020 and 2019, respectively. The decrease in gross margin during the nine months ended October 31, 2020, was driven primarily by increases in personnel expenses and costs of outside services to supplement our internal staff, partially offset by decreases in billable and travel-related expenses.

Research and development expenses

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Research and development	$86,449	$67,496	$18,953	28%
Percentage of total revenue	31%	35%
Research and development expenses increased $19.0 million, or 28%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $16.9 million in employee-related expenses due to increased headcount, of which $8.3 million was related to share-based compensation expense, an increase of $2.9 million in software-related costs, and an increase of $0.7 million in allocated overhead. This was partially offset by a decrease of $0.9 million in costs of outside services to supplement our internal staff, and a decrease of $0.6 million in travel-related costs.
Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Sales and marketing	$167,759	$125,569	$42,190	34%
Percentage of total revenue	61%	65%
Sales and marketing expenses increased $42.2 million, or 34%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $42.2 million in employee-related expenses due to increased headcount, of which $9.4 million related to increased share-based compensation expense, an increase of $2.2 million in allocated overhead costs, an increase of $1.0 million in software-related costs, an increase of $0.8 million in amortization of acquisition-related intangibles, and an increase of $0.6 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $2.4 million in travel-related costs and a decrease of $2.1 million in costs related to lead generation.
General and administrative expenses

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
General and administrative	$51,672	$35,728	$15,944	45%
Percentage of total revenue	19%	19%
General and administrative expenses increased $15.9 million, or 45%, for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily due to an increase of $10.4 million in employee-related expenses due to increased headcount, of which $4.8 million related to increased share-based compensation expense, an increase of $2.7 million in accounting, internal control, and tax related costs, an increase of $1.2 million in legal fees, an increase of $1.2 million in software-related costs, an increase of $0.9 million in bad debt expense, an increase of $0.2 million in costs of other outside services used to supplement our internal staff, an increase of $0.2 million in bank charges, an increase of $0.1 million in allocated overhead costs, and an increase of $0.1 million in amortization of capitalized cloud computing arrangements. This was partially offset by a decrease of $0.7 million in travel-related costs and a decrease of $0.4 million in taxes, licenses, and insurance.

Interest income

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Interest income	$1,433	$6,073	$(4,640)	(76)%
Percentage of total revenue	1%	3%
For the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, the decrease in interest income of $4.6 million was driven by the decline in interest rates year over year.
Other income (expense), net

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Other income (expense), net	$(105)	$(243)	$138	(57)%
Percentage of total revenue	—%	—%
For the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019, the change in other income (expense), net was driven by a net $0.2 million change from realized foreign currency loss recorded during the nine months ended October 31, 2019 to realized foreign currency gain recorded during the nine months ended October 31, 2020. This is offset by a net $0.1 million change from unrealized foreign currency gain recorded during the nine months ended October 31, 2019 to unrealized foreign currency loss recorded during the nine months ended October 31, 2020.
Income tax provision (benefit)

	Nine Months Ended October 31,		Change
	2020	2019	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(3,785)	$(68)	$(3,717)	N/M*
Percentage of total revenue	(1)%	—%
*N/M = Not meaningful
The income tax benefit increased by $3.7 million for the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019. The increase was primarily related to a partial release of our valuation allowance resulting from the purchase accounting for the acquisition of Brandfolder. In connection with the acquisition of Brandfolder, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(dollars in thousands)
Gross profit	$75,203	$57,427	$214,453	$155,115
Add:
Share-based compensation expense*	1,699	709	4,706	1,815
Amortization of acquisition-related intangible assets	1,000	555	2,111	1,276
One-time acquisition costs	—	—	—	69
Non-GAAP gross profit	$77,902	$58,691	$221,270	$158,275

Gross margin	76%	80%	78%	81%
Non-GAAP gross margin	79%	82%	80%	82%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(dollars in thousands)
Loss from operations	$(35,893)	$(31,848)	$(91,427)	$(73,678)
Add:
Share-based compensation expense*	18,553	10,329	51,131	25,711
Amortization of acquisition-related intangible assets	1,786	845	3,475	1,889
One-time acquisition costs	558	21	900	548
Non-GAAP operating loss	$(14,996)	$(20,653)	$(35,921)	$(45,530)

Operating margin	(36)%	(45)%	(33)%	(38)%
Non-GAAP operating margin	(15)%	(29)%	(13)%	(24)%
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

Non-GAAP net loss

We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and non-recurring income tax adjustments associated with mergers and acquisitions.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(31,971)	$(28,856)	$(86,314)	$(67,780)
Add:
Share-based compensation expense*	18,553	10,329	51,131	25,711
Amortization of acquisition-related intangible assets	1,786	845	3,475	1,889
One-time acquisition costs	558	21	900	548
Release of valuation allowance	(4,014)	—	(4,014)	—
Non-GAAP net loss	$(15,088)	$(17,661)	$(34,822)	$(39,632)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Net cash provided by (used in) operating activities	$(5,249)	$1,049	$(30,852)	$(10,828)
Less:
Purchases of property and equipment	(674)	(1,101)	(2,663)	(4,186)
Capitalized internal-use software development costs	(2,262)	(1,793)	(5,973)	(5,190)
Payments on principal of finance leases	(626)	(1,072)	(1,973)	(3,114)
Free cash flow	$(8,811)	$(2,917)	$(41,461)	$(23,318)

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

Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $2.5 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. Our calculated billings results for the nine months ended October 31, 2020 were negatively affected by economic circumstances caused by COVID-19. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment inclusive of those related to COVID-19, and other factors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019

	(in thousands)
Total revenue	$98,933	$71,525	$275,642	$192,363
Add:
Deferred revenue (end of period)	182,683	135,838	182,683	135,838
Less:
Deferred revenue (beginning of period)	169,258	123,867	158,809	96,133
Calculated billings	$112,358	$83,496	$299,516	$232,068

Liquidity and Capital Resources
As of October 31, 2020, our principal sources of liquidity were cash and cash equivalents totaling $420.4 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), finance leases, and interest income.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, we had deferred revenue of $182.7 million, of which $181.6 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2020	2019

Net cash used in operating activities	$(30,852)	$(10,828)
Net cash used in investing activities	(83,159)	(87,035)
Net cash provided by financing activities	18,076	396,564
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(52)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(95,987)	$298,703
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
During the nine months ended October 31, 2020, net cash used in operating activities was $30.9 million, driven by our net loss of $86.3 million, adjusted for non-cash charges of $94.3 million, and net cash outflows of $38.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, non-cash operating lease costs, and amortization of intangible assets. Fluctuations in operating assets and liabilities included an increase in deferred commissions of $28.5 million, an increase in deferred revenue of $19.2 million, a decrease in accounts payable and accrued expenses of $13.5 million, a decrease in operating lease liabilities of $7.7 million, an increase of $6.8 million in long-term liabilities, an increase in accounts receivable of $6.3 million, an increase in other long-term assets of $6.0 million, and an increase in prepaid expenses and other current assets of $2.9 million.
During the nine months ended October 31, 2019, net cash used in operating activities was $10.8 million, driven by our net loss of $67.8 million, adjusted for non-cash charges of $54.8 million, and net cash outflows of $2.2 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation of property and equipment, and amortization of operating lease right-of-use assets and intangible assets. Notable fluctuations in operating assets and liabilities included an increase in deferred revenue of $38.7 million, an increase in deferred commissions of $25.6 million, an increase in accounts receivable of $11.7 million, a net increase in prepaid expenses and other current assets of $5.8 million, an increase in operating lease liabilities of $4.4 million, an increase in accounts payable and accrued expenses of $6.5 million, and a decrease of $1.0 million in long-term liabilities.
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2020 of $83.2 million consisted of $125.1 million in payments for business acquisitions net of cash acquired for the purchase of Brandfolder and the release of the $1.0 million holdback related to the January 2019 acquisition of TernPro, Inc., spend on capitalized internal-use software development of $6.0 million, and purchases of property and equipment of $2.7 million. This was partially offset by $50.5 million in proceeds from the early termination of short-term investments.
Net cash used in investing activities during the nine months ended October 31, 2019 of $87.0 million consisted of spend on short-term investments of $50.0 million, payments for a business acquisition, net of cash acquired, of $26.7 million, spend on capitalized internal-use software development of $5.2 million, purchases of property and equipment of $4.2 million, and a purchase of a long-term investment of $1.0 million.

Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2020 of $18.1 million was primarily due to $11.1 million in proceeds from the exercise of stock options and $10.7 million in proceeds from our ESPP. These proceeds were partially offset by payments of principal on finance leases of $2.0 million, taxes paid related to net share settlement of restricted stock units of $1.8 million, and payments of deferred follow-on offering costs of $0.1 million.
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
Obligations and Other Commitments
As of October 31, 2020, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
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
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation. There are no claims that we are aware of at this time that could have a material effect on our condensed consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2020. There have been no significant changes to these policies during the nine months ended October 31, 2020 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $420.4 million as of October 31, 2020, of which $402.6 million was invested in money market funds. We had cash and cash equivalents totaling $515.9 million as of January 31, 2020, of which $303.9 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents as of October 31, 2020, and 2019, respectively.
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
Because of the previously disclosed material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
Since the identification of the material weaknesses described above, we commenced efforts and made progress towards mitigation of the identified material weaknesses. Specifically, through the date of filing of this Quarterly Report on Form 10-Q, we:
•completed risk assessment and control design evaluation across multiple financially relevant business processes and systems while working with one of the four largest global accounting firms;
•designed and implemented IT general controls for financially relevant systems;
•worked to enhance processes and controls in our order entry and revenue recognition cycles; and
•hired a Senior Director of Internal Audit with multiple years of internal control experience, who has led internal audit teams, and who has already onboarded a team of qualified internal auditors including a Senior Manager with significant IT general control experience.
To remediate our existing material weaknesses, we require additional time to demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remediating controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weaknesses noted, our management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.
Changes in internal control over financial reporting
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part II. Other Information
Item 1. Legal Proceedings
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims against the Company that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably. An indemnification claim has been made to the Company in a litigation in which a former director and shareholder are parties. The Company continues to monitor the case, but at this time the Company cannot reasonably estimate the magnitude of its indemnification obligation.
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
Risk Factor Summary
The following summarizes certain of the most material risks that make an investment in our Class A common stock uncertain, risk laden, or speculative. If any of the following risks occur, our business, financial condition, results of operations, and growth prospects may be impaired, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
Industry, Product, and Infrastructure Risks
•The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.

•Our forecasts of market growth may prove to be inaccurate, and our business may not grow at a pace similar to market growth.
•Our business depends on a strong brand, and if we are unable to develop, maintain, and enhance our brand, our business and results may be harmed.
•If our security measures are breached or unauthorized access to customer or other data is otherwise obtained, we may lose customers or incur significant liabilities.
•We depend on public cloud service providers and computing infrastructure operated by third parties, and any disruptions in these operations could harm our business and results.
•If our platform fails to perform or if we fail to scale our platform to meet the needs of customers, our market share could decline and we could be subject to liability.
•If we fail to manage our technical operations infrastructure, or our platform experiences outages, interruptions, or delays, we may be subject to liabilities and our results may be harmed.
•Failure to establish and maintain partnerships with complementary technology offerings and integrations could limit our ability to grow our business.
•Our platform uses third-party software and services that may be difficult to replace or cause errors or failures of our platform.
Commercial and Financial Risks
•It is difficult to predict future operating results, particularly as we monitor the effects of COVID-19.
•We have a history of cumulative losses and cannot assure profitability in the future.
•We derive substantially all of our revenue from a single offering.
•We recognize revenue over the term of the relevant service period, and downgrades, new sales, or renewals may not be immediately reflected in our results.
Operational and Other Risks
•Our sales cycle may become longer, more complex, and more expensive as we continue to target enterprise and government customers, all of which could harm our business or results.
•Our growth depends on our ability to expand our sales force, and the failure to do so may harm our business and results.
•We may not receive significant revenue from our current development efforts for several years, if at all.
•We have recently experienced rapid growth and expect our growth to continue; failure to manage our growth effectively may harm our business.
•Indemnity provisions in various agreements potentially expose us to substantial liability.
•We have identified material weaknesses in our internal control over financial reporting, which, if not remediated appropriately or timely, could result in loss of investor confidence and impact our stock price.
•Catastrophic events, including global pandemics, may disrupt our business.

Risks Related to Our Industry, Platform, and Infrastructure
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
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
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”), and other liabilities. While we have security measures in place designed to protect the integrity of customer information and prevent data loss, misappropriation, and other security breaches and incidents, our platform is subject to ongoing threats, and we anticipate being required to expend significant resources in an effort to protect against security breaches and incidents. We have been subject to phishing attacks in the past, and may be subject to cyber-attacks, phishing attacks, ransomware attacks, malicious software programs, and other attacks in the future. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations, and may be accompanied by demands for payments in exchange for removal of malicious software, for access to critical information, or to allow for continued uninterrupted functioning of our platform. In addition to these threats, the security, integrity, and availability of our and our customers’ data could be compromised by employee negligence, error or malfeasance, and product defects.
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

A compromise of our or our service providers’ security measures could result in unauthorized access to, misuse, disclosure, loss or destruction of our customers’ or our data, or other disruption to our or our customers’ business operations, which could lead to litigation, regulatory investigations and proceedings, damage to our reputation and market position, and could cause us to incur significant liabilities, including fines, penalties, and other damages. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Moreover, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place or similar orders. Further, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. In addition, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships.
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
We depend on public cloud service providers and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers through public cloud service providers. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, security attacks (internal and external), fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, periodic interruptions, delays, and outages in service and availability with our Cloud Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
We may also be affected by other problems relating to our Cloud Providers, such as financial difficulties and bankruptcy. The occurrence of any such events or other unanticipated problems with our Cloud Providers could result in lengthy interruptions, delays, and outages in our service and noncompliance with our contractual obligations or business requirements.

Further, our Cloud Providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew agreements with our Cloud Providers on commercially reasonable terms, if our agreements with our Cloud Providers are prematurely terminated for any reason, or if our Cloud Providers is acquired or ceases business, we may be required to transfer our infrastructure to new public cloud facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
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
Any issues with our Cloud Providers may result in errors, defects, disruptions, or other performance problems with our platform, which could harm our reputation and may damage our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.
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
We have experienced significant growth in the number of users and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and users, as well as our own needs, and to ensure that our platform is accessible and functioning with an acceptable latency. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments, the expansion of existing customer deployments, and for any other needs which may arise. We need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters, and the evolution of our platform. However, the provision of new hosting infrastructure requires significant lead-time. If we do not accurately predict or manage our infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our operations infrastructure fails to scale, customers may experience delays as we seek to obtain additional capacity, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform.
Changes in privacy laws and standards may reduce the effectiveness of our platform and harm our business.
Our customers can use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and China. Further, new laws are being introduced and interpretations of existing laws are changing. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the E.U. - U.S. Privacy Shield framework (“Privacy Shield”) as a mechanism for managing personal data transfers between the European Union and the United States (and other countries). As of the date of the decision, companies can no longer rely on the Privacy Shield as an adequate mechanism for the transfer of data from the European Union to the United States under the General Data Protection Regulation 2016/679 (“GDPR”) and need to utilize other transfer mechanisms for lawful personal data transfer. Reactions by data protection authorities have been varied and the impact of the decision continues to evolve. The costs of compliance with, and other burdens imposed by laws and regulations such as the GDPR, the California Consumer Privacy Act of 2018, the recently passed California Privacy Rights Act of 2020, and the Health Insurance Portability and Accountability Act, may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and regulations, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.

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
Risks Related to Our Commercial and Financial Operations
It is difficult to predict our future operating results.

Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the current COVID-19 pandemic has continued to spread across the globe and is significantly impacting worldwide economic activity. COVID-19 and related restrictions imposed by the government and businesses could result in one or more of the following conditions that could affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; lost staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. The duration and scope of the pandemic is highly uncertain. We continue to monitor the effects of COVID-19, and while it is not possible at this time to estimate the overall impact that COVID-19 could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses attributable to common shareholders of $32.0 million and $28.9 million during the three months ended October 31, 2020 and 2019, respectively, and $86.3 million and $67.8 million during the nine months ended October 31, 2020 and 2019, respectively. As of October 31, 2020, we had an accumulated deficit of $342.8 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
•network or service outages, Internet disruptions, security breaches or perceived security breaches impacting us directly or indirectly via our third-party service providers, and the costs associated with responding to and addressing such outages or breaches;
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
As of January 31, 2020, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $205.6 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with an increased volume of sales in the last few weeks and days of the quarter, and can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections; may cause significant fluctuations in our operating results and cash flows; may make it challenging for an investor to predict our performance on a quarterly or annual basis; and may prevent us from achieving our quarterly or annual forecasts.

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
Risks Related to Our General Operations
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to October 31, 2020 we grew from 274 employees to 1,801 employees. In addition, we have engaged temporary employees and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may necessitate that we explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company and our platform, which may adversely affect our sales if we cannot train such personnel quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business could be adversely affected.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand our presence domestically and internationally, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions and the majority of whom are currently, and may for an extended period of time be, working remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We may not receive significant revenue from our current development efforts for several years, if at all.

Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $32.4 million and $25.0 million during the three months ended October 31, 2020 and 2019, respectively, and $86.4 million and $67.5 million during the nine months ended October 31, 2020 and 2019, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
Our limited history with subscription and pricing models makes it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.
We have limited experience in determining the optimal prices for our platform and services and, as a result, we have in the past changed, and expect in the future that we will from time to time need to change our published and unpublished pricing and packaging models. As the market for our platform and services matures, or as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
We rely on our reputation and recommendations from key customers in order to promote subscriptions to our platform. The loss of, or failure to renew by, any of our key customers could have a significant effect on our revenue, reputation, and our ability to obtain new customers. In addition, if our customers are acquired by other companies, it could lead to cancellation of such customers’ contracts, thereby reducing the number of our existing and potential customers.
If we fail to offer high-quality customer support, our business and reputation may be harmed.
Our customers rely on our customer support organization to respond to inquiries about, and resolve issues with their use of our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services could increase costs and harm our operating results. Customers who elect not to purchase enhanced support may be unable to sufficiently address their support issues through self-service, and their support requests may not be prioritized once received by us; this may result in a poor customer experience. In addition, our sales process is highly dependent on the ease of use of our platform, our business reputation, and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell to existing and prospective customers, and our business.
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

Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with our compliance policies, or applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our products and services, and could have a material adverse effect on our business and results of operations.
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
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable conditions.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”), the rules and regulations of the listing standards of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations will likely strain our financial and management systems, internal controls, and employees.
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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part I, Item 4 of this Quarterly Report and Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, management identified material weaknesses evidencing an ineffective control environment relating to (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support the Company’s financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with the Company’s financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. As of October 31, 2020, these material weaknesses have not been remediated. We are implementing remedial measures and there can be no assurance that our efforts will be successful. These measures will result in additional technology and other expenses. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent potential future material weaknesses. If we are unable to successfully remediate the existing material weaknesses or implement measures to avoid future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, and as a result we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or the NYSE listing requirements, which may cause investors to lose confidence in our financial reporting and our share price to decline.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $60.80 through November 30, 2020. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, the stock markets have been extremely volatile in response to COVID-19, and political developments in the United States may contribute to increased volatility. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In addition, as of October 31, 2020, we had options outstanding that, if fully exercised or settled, would result in the issuance of 7,438,085 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 4,984,142 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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
General Risk Factors
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

Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, finance and accounting, legal, and compliance. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. For example, Jennifer Ceran, our Chief Financial Officer, will retire once we complete the transition to her successor.
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
We use and rely on technologies and services from third parties to operate critical functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition. Further, any issues with the quality of technologies and services provided by third parties could cause harm to our reputation and increased operational costs to rectify those issues.
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
Further, certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including uptime requirements, we may be contractually obligated to provide these affected customers with service credits or refunds which could significantly affect our revenue in the period in which the uptime failure occurs or the period in which the credits are due. We could also face subscription terminations, which could significantly affect both our current and future revenue. We have issued credits and other recompense to customers in the past based on outages experienced by our platform. Additional service level failures could damage our reputation, which would also affect our future revenue and operating results.
We may be subject to litigation or regulatory proceedings for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.
From time to time, we may be involved as a party or an indemnitor in disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings regarding labor and employment issues, commercial disagreements, securities law violations, merger and acquisition activity, and other matters. For example, an indemnification claim is currently being made against the Company in a lawsuit against a former director and shareholder to which we are not a party. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.

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
Further, political developments impacting government spending and international trade, including government shutdowns in the United States, the United Kingdom's departure from the European Union, and trade disputes and tariffs, in particular with China, may negatively impact markets and cause weaker macroeconomic conditions. Brexit has created economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit may not be fully realized for several years or more. Uncertainty in the effects of Brexit may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our United Kingdom and global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.

Our operations expose us to risks associated with public health crises, such as COVID-19, which could harm our business and cause our operating results to suffer. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty, and disruption, and the extent to which COVID-19 will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted. Continued slowdown and downturn in the economy has had, and we expect will continue to have, a negative impact on many of our customers.
In addition, COVID-19 has significantly impacted areas where we operate and areas of customer and user concentration. The impact of COVID-19 has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities. Our response in taking precautions against COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The ongoing effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. COVID-19 has also resulted in certain government closures and supply chain disruptions, which impact specific areas of our business, including by limiting our ability to complete background checks and screens necessary to hire and onboard employees.
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
On September 14, 2020, we closed our acquisition of Brandfolder, Inc. pursuant to which we issued a total of 647,902 shares of our Class A common stock (the “Shares”), of which 96,620 shares are subject to certain time-based vesting provisions. The Shares were issued in a private placement transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.
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

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
10.1	Amended and Restated 2019 Cash Incentive Plan	8-K	001-38464	10.1	October 13, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2020

		By:	/s/ Jennifer E. Ceran
		Name:	Jennifer E. Ceran
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 8, 2020