Form 10-K/A
period 2020-01-31
SMARTSHEET INC
filed 2021-03-25
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
    The aggregate market value of the stock of the Registrant as of July 31, 2019 (based on a closing price of $49.91 per share) held by non-affiliates was approximately $4.4 billion. As of March 20, 2020, there were 118,833,426 shares of the registrant’s common stock outstanding.
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

EXPLANATORY NOTE
Smartsheet Inc. (the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2020 (the “Original Form 10-K”), in order to file an updated Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm filed as Exhibit 23.1 and to correct the inadvertent omission of certain language in paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-K.
This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than the filing of the corrected exhibits mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.
Item 15. Exhibits
The following exhibits are filed with this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A:

Exhibit Number	Exhibit Title
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 25, 2021

3