Form 10-Q/A
period 2020-04-30
SMARTSHEET INC
filed 2021-03-25
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Smartsheet Inc. (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarterly period ended April 30, 2020, as filed with the Securities and Exchange Commission on June 8, 2020 (the “Original Form 10-Q”), in order to correct the inadvertent omission of certain language in paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.
This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Other than the filing of the corrected certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-Q in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.
Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 25, 2021

3