Form 10-K
period 2021-01-31
SMARTSHEET INC
filed 2021-03-25
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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

None.
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
    The aggregate market value of the stock of the Registrant as of July 31, 2020 (based on a closing price of $47.74 per share) held by non-affiliates was approximately $5.4 billion. As of March 19, 2021, there were 124,084,149 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Certain sections of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2021.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to “Smartsheet,” “Company,” “our,” “us,” and “we” refer to Smartsheet Inc. and where appropriate, its consolidated subsidiaries.
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors." Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the effect of uncertainties related to the current novel COVID-19 coronavirus pandemic (“COVID-19”) on the U.S. and global markets, our business, operations and customers;
•the highly competitive nature of work execution software and product introductions, promotional activity by our competitors, and our ability to differentiate our platform and applications;
•our ability to introduce new and enhanced product offerings and the continued market adoption of our platform;
•the effect of litigation, complaints, or adverse publicity on our business;
•our ability to attract new customers and expand sales to existing customers;
•our ability to provide effective customer support;
•our ability to execute our “land-and-expand” strategy;
•our ability to address security threats that may affect our technological infrastructure and the public cloud infrastructure that we use;
•our ability to expand our sales force to address effectively the new industries, geographies, and types of organizations we intend to target;
•our ability to forecast and maintain an adequate rate of revenue growth and appropriately plan our expenses;
•our liquidity and working capital requirements;
•our ability to attract and retain qualified employees and key personnel;
•our ability to protect and enhance our brand and intellectual property;
•the costs related to defending intellectual property infringement and other claims;
•privacy and data protection laws, actual or perceived privacy or data breaches, other data security incidents, or the loss of data;
•future regulatory, judicial, and legislative changes in our industry; and

•future arrangements with, or investments in, other entities or associations, products, services or technologies.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described in the section titled “Risk Factors” and elsewhere in this Annual Report. The risks described in the section titled “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect our business, financial condition, or results of operations. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risks on our business, or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Part I
Item 1. Business
Overview
We are the enterprise platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. The nature of work has changed and the majority of work is unstructured or dynamic. The growing volume and variety of information has complicated the process for executing work across teams that are increasingly multidisciplinary and geographically distributed. Unstructured or dynamic work is work that has historically been managed using a combination of email, spreadsheets, whiteboards, phone calls, and in-person meetings to communicate with team members and complete projects and processes. It is frequently changing, often ad-hoc, and highly reactive to new information. Rigid applications, such as ticketing, enterprise resource planning, or customer relationship management systems are poorly suited to manage unstructured work. For nearly 30 years, organizations have primarily relied on lightweight tools to manage dynamic or unstructured work. Reliance on these tools limits visibility and accountability, creates information silos that slow decision-making, and results in delays, errors, and suboptimal outcomes.
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
People across organizations have similar needs no matter where they work or what they do. They need to manage workflows across teams, gain visibility into progress on company-wide projects and initiatives in real-time, capture inputs, track and report on deliverables, prioritize actions, and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for thousands of documented use cases, including software migration planning, vendor and contract management, brand launches, compliance reporting, event planning, customer onboarding, budget approvals, patent application processing, talent acquisition, benefit and retirement tracking, sales enablement, pipeline management, sales operations, commissions calculations, marketing programs management, investor relations tracking, and website management, among others.
Our customers include over 90 companies in the Fortune 100, and over 80% of the companies in the Fortune 500. As of January 31, 2021, our Fortune 100 and Fortune 500 customers had annualized contract values (“ACVs”) ranging from less than $200 to over $2.5 million, and approximately one fourth of our Fortune 500 customers had ACVs lower than $5,000 per year. Our customers typically begin using our platform for a single initiative or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands across an organization through new use cases and teams.

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
We also offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. Our premium capabilities include Control Center, Dynamic View, and Bridge to enable customers to execute work at scale with consistency and security. These capabilities are monetized based on the value they create for customers, not on a per seat basis. We also offer Accelerators, which are pre-packaged configurations designed as best-in-class solutions to support specific use cases. Through our 10,000ft offering, we provide real-time resource management, capacity planning, and reporting solutions.
In addition to our platform, through our acquisition of Brandfolder, Inc. (“Brandfolder”), we offer a solution for digital asset management. The combination of Brandfolder and Smartsheet allows our customers to create dynamic solutions to manage workflows around content and collaboration.
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
Produce better content faster with Content Collaboration
We enable marketing, creative, and other functional teams to easily collaborate on content development through our image, document, and video proofing capabilities. Teams can easily share content, gather feedback, update versions, and approve content using our platform, resulting in faster development times and higher quality output.

Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2021, we had over 1.2 million paying users and over 6.8 million additional free users which we refer to as collaborators. Collaborators inside or outside a user’s organization are invited to work on our platform by a paid user, and can use our platform with limited functionality. Our strategy is designed to monetize those seeking to enjoy the complete functionality of our platform or to enjoy tailored experiences while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility and accountability are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.
Multiple levels of integration to garner the most benefit from Smartsheet and other systems
We enable business users to engage with our platform through systems they currently use. Through connectors either built by Smartsheet or developed in collaboration with our partners, we extend the reach and consistency of data from other systems, such as those offered by Salesforce, Adobe, UiPath, Workday, DocuSign, Atlassian, ServiceNow, and Microsoft. These data connections combined with Smartsheet platform capabilities enable users to apply business logic and automate workflows, increasing the value of these existing applications to our users. We also integrate our platform into popular document and communication applications from Google, Microsoft, and others. Such functionality enables our users to incorporate documents directly into our platform or access our platform through the application of their choice. In addition, we offer extensible application programming interfaces (“APIs”) that enable a broad ecosystem of partners and customers to integrate directly into our platform, increasing the value of existing custom-built applications and improving the experience for our users.
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
Expand into Government

In August 2019, we announced that Smartsheet Gov achieved Provisional Authority to Operate (“P-ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”). This means the Smartsheet platform has been fully approved for use by federal agencies and government contractors, giving them the ability to plan, capture, manage, automate, and report on work at scale. Additionally, Smartsheet can now be found on the AWS Gov Cloud Marketplace. This marketplace lists FedRAMP authorized offerings to help agencies research and select secure and compliant cloud providers available for federal use. In September 2020, Smartsheet Gov obtained the U.S. Department of Defense (“DoD”) Impact Level 4 (“IL4”) P-ATO per the Security Requirements Guide (“SRG”) for cloud computing by the Defense Information Systems Agency (“DISA”). This means that customers within the DoD can also use the Smartsheet Gov platform.
Expand within our existing customer base
Our customers frequently increase their use of our platform as they realize the value they derive from adopting Smartsheet. As a result, we are working with customers to help them define new use cases within existing deployments, and expand usage of Smartsheet to additional teams in their organizations that would benefit from our platform. There are more than 6.8 million existing collaborators that we are focused on converting to paid users. In addition to broader deployments, we enable our customers to further derive value from Smartsheet through premium solutions such as our Connectors, Control Center, Dynamic View, and Bridge. Our professional services, customer success, and training teams provide our customers with implementation, training, and support services to help them expand their use of, and realize the full benefit of, Smartsheet.
Expand internationally
For the year ended January 31, 2021, we derived approximately 19% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally and accelerate expansion with our existing international customers. Our platform is available in eight languages. By expanding our direct and indirect sales force focused outside of the United States, establishing international sales territories, and partnering with strategic resellers, we plan to continue to grow our international sales. In October 2018, we opened our first international sales office in the U.K. focused on growing our presence within Western Europe. In September 2019, we established an additional international office in Australia focused on expanding our position in the Australian market and the Asia Pacific region.
Expand product features and functionality
We intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity.
Make additional investments in partnerships and integrations
To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality at no cost to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, DocuSign and Dropbox. We offer powerful out-of-the-box Connectors with Salesforce, Adobe Creative Cloud, Atlassian, ServiceNow, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in these integrations, develop new partnerships, and enhance our architecture to support a wider range of Connectors with leading enterprise applications to increase the value, awareness, and adoption of our platform.
Pursue selective strategic acquisitions
We plan to pursue strategic acquisitions that we believe will be complementary to our existing offering, enhance our technology, and increase the value proposition we deliver to our customers. Our acquisitions of Denver-based Brandfolder and Seattle-based Artefact Product Group, LLC (“10,000ft”) are examples of acquisitions that were complementary to our existing product capabilities. Through our acquisition of Brandfolder, we now offer a solution for digital asset management that allows our customers to create dynamic solutions to manage workflows around content and collaboration. 10,000ft accelerated our time to market for a resource planning software solution.

Our Technology
We believe our collective domain knowledge, technical expertise, and more than a decade of software development experience have allowed us to differentiate our platform from the competition. Our scalable multi-tenant architecture is designed to provide our customers with highly usable, secure, and reliable functionality.
Extensible technology platform
Our solutions are built on a public cloud platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities on our existing platform without re-architecting the infrastructure. This also enables our products to seamlessly integrate with one another and provide our customers with a better user experience while leveraging our platform. We also offer a broad set of APIs that allow our customers the ability to integrate their Smartsheet account with other systems, or build their own applications on top of our extensible platform.
Integrated mobile capabilities
We have invested in our public cloud framework and mobile development teams to extend the high-performance functionality of our platform to smartphones and tablets. Our native mobile applications are built for both iOS and Android, and are designed to provide similar functionality to our desktop version, while also supporting mobile-first customer use cases.
Enterprise-grade security
Our customers frequently use our platform to store and manage highly-sensitive or proprietary information. Our approach to security includes a comprehensive information security program, governing the processing and security of customer information, and the appropriate physical, organizational, and technical controls designed to ensure the security of customer information collected, accessed, stored, or transmitted to or by Smartsheet. To ensure our controls remain up-to-date, we use external auditors to verify the adequacy of security measures and controls according to the American Institute of Certified Public Accountants SOC2 standards as well as the International Organization for Standardization information security management systems standard 27001. In addition, we use external security experts to conduct penetration testing and application security testing at least annually and make these audit and penetration test reports available to customers.
Scalable and reliable infrastructure
Our scalable architecture and monitoring telemetry are designed to provide a highly reliable and available platform. We maintain this reliability by utilizing large public cloud providers, giving us the ability to scale our infrastructure efficiently and cost-effectively.
Our Products
Dashboards
Dashboards provide real-time visibility into the status of work to align individuals, managers, and executives. Our dashboards provide real-time status of key performance indicators, trends, summary reports, and important deadlines. Teams can customize dashboards to view and interact with live data and metrics most critical to their projects.
Portals
Portals allow business users to create customized landing pages for teams to easily locate and access from any device the entire set of resources available for a project without IT assistance. This ease of configuration and organization of data eliminates time wasted searching for information, allowing teams to focus on work execution rather than administration.
Cardview

Cardview provides a powerful visualization tool for teams to organize, share, and act on workflows. The ability to understand the flow of work from multiple perspectives enables teams to display information in the most effective format, foster engagement, and shorten time to action.
Grid
Grid offers a unified, customized view of work to keep teams on task and on time by easily tracking multiple moving parts. Configurable to support thousands of use cases through an extensible data model, multiple column types and a unique hierarchical approach to grid allows business users to not only visually group data, but to also establish relationships between important data. With flexible formulas and conditional formatting, grids are the foundation for the Smartsheet work execution platform. The platform delivers new levels of clarity with a centralized source of all project information, bringing teams together with cloud-based, real-time access.
Projects
Projects offer a familiar and intuitive interface with capabilities that foster collaboration among teams and organizations to improve work execution. Business users rely on projects to create a single source of truth for all project-related information. This consistency of information aligns team objectives and eliminates information silos, fostering accountability and promoting faster decision-making.
Calendar
Calendar aligns teams and organizations by connecting deadlines to workflows, while offering a familiar interface to effectively communicate timing expectations. Calendar provides a comprehensive view of activities and critical timelines, including third-party calendar applications such as iCal and Google Calendar.
Forms
Forms create and customize forms using a simple user-friendly interface. Forms enable business users to collect information in a structured and consistent format. By minimizing manual processing, teams can move quickly to analyze and take action on the results.
Automated Actions
Automated actions automate repetitive processes and accelerate work by creating automated workflows triggered based on preset conditions. Automated actions offers a diverse and granular rule set critical to supporting the broad range of manual, repetitive processes teams encounter.
Integrations
Integrations enable organizations and teams to connect, sync, and extend their existing enterprise applications across their workflows to create seamless work execution. We offer native connections to popular productivity applications, such as Google G Suite, Microsoft Office 365, Slack, Box, DocuSign and Dropbox.
WorkApps
WorkApps enables customers to build easy to navigate apps in a few minutes using Smartsheet and external content like Tableau dashboards or Google Docs, all without writing a single line of code. WorkApps are designed to support a broad range of business workflows and can be tailored to support multiple user roles.
Connectors
Connectors provide embedded integrations with industry-leading systems of record, including those from Salesforce, Adobe, Atlassian, ServiceNow, and Microsoft. Connectors enable data to be synchronized in real-time, fostering visibility and interoperability across these business platforms. We also provide extensible APIs to build custom applications and deep integrations with line of business systems.

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
Accelerators
Accelerators are pre-packaged solutions for specific, repeatable use cases, which we launched in fiscal 2019. Accelerators are intended to deliver immediate business value by leveraging best practices gained from insights across the Company’s thousands of customers. As of January 31, 2021, we offered eleven Accelerators: IT PMO, Professional Services, M&A, Customer Engagement, Sales Rep Onboarding, GDPR, Sales Forecasting, Campaign Management, Marketing Events, Marketing Shared Services, and CCPA.
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter- or intra- departmental teams. Dynamic View enables mixed internal and external teams to collaborate confidentially with vendors without them knowing about each other. This premium solution simplifies views into complex work like order management scenarios where the process is complex but each person only needs a partial view of their work. Dynamic View is ideal for managing departmental requests like business intelligence requests, marketing creative services, and sales tickets.
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
Bridge
Bridge enables organizations to build intelligent workflows and automate business processes across platforms. Bridge's no-code user interface makes it easy to apply business logic to data-driven actions that reduce time spent on manual and repetitive tasks and drive overall efficiency and accuracy.
10,000ft
10,000ft enables businesses to plan and allocate resources across their projects, optimize resource allocation by function or skill set, track time against forecast, and gain real-time portfolio level visibility into the status of budgets and deliverables. This premium solution combined with the core Smartsheet platform provides customers an end to end solution for work execution and resource management that balances top down strategic planning with bottoms up work management.
Brandfolder
Brandfolder provides a centralized platform to easily organize, discover, control, distribute, and measure all forms of digital content. In addition to supporting the logistics of content management, Brandfolder’s capabilities provide insights and analyses on the discoverability and reusability of assets throughout the entire content lifecycle for internal and external stakeholders. Combining Brandfolder’s digital asset management capabilities with the core Smartsheet platform creates a dynamic solution for customers to manage workflows around content and collaboration.
Human Capital

At Smartsheet, our mission is to empower anyone to drive meaningful change. This starts with our own team. As of January 31, 2021 Smartsheet employed 1,915 people, with 1,741 in the United States and 174 internationally, including wholly owned subsidiaries. Our leadership team is comprised of eight executive officers, 25% of whom are women and 25% of whom are persons of color.
Engaging Our Team
We believe in a culture of empowerment and know that the tenacity, adaptability, and integrity of our employees is our greatest asset. With a vision to be the dynamic platform to empower everyone everywhere to change the way the world works, we are dedicated to investing in and supporting our employees in their achievements.
We regularly conduct confidential surveys to seek feedback from our employees on a variety of topics, including but not limited to leadership effectiveness and company confidence, competitiveness of our total rewards offerings, career growth opportunities, and work/life fulfillment. The results are shared with employees and reviewed by leadership, who identify areas of progress or opportunity and prioritize actions to drive meaningful improvements.
Given the unprecedented events of 2020, we closely monitored our employees’ sentiment around the COVID-19 pandemic and Smartsheet’s response. These activities included pulse surveys, weekly status reports, and a task force dedicated to crisis response, management, and the future of work. Our employees’ perseverance and resilience throughout the year was evident in their feedback, where we heard they felt supported during the global pandemic and felt confident in their ability to succeed.
Growth and Development
To help our team members succeed, we continually emphasize and invest in talent development and training, provide career pathing, and promote internal mobility opportunities.
Along with an online learning management system that hosts virtual content ranging from compliance training to security protocols to leadership skills, we subscribe to two separate platforms for continuous learning and professional development. In addition, we offer instructor-led training on topics such as leadership and communication. Further, our talent management team has grown this year to better provide employees with the resources they need to achieve their career goals and for Smartsheet to create true and fair opportunities for all.
Total Rewards
We also invest in our employees by offering competitive compensation packages. Our total rewards programming includes base and variable compensation, new hire and retentive stock awards, and comprehensive benefits. We continually assess the current business environment and labor markets to refine our total rewards packages and ensure equity.
Our benefit programs are responsive to our geographies with a consistent focus on comprehensive healthcare, well-being, and paid leave for important life events such as welcoming a child. Examples of global benefits include stock awards for all roles, online mental health counseling services, and employer retirement contributions.
We view well-being as a fundamental part of our employees’ lives, and given the COVID-19 pandemic, we emphasized and expanded our offerings to support our employees’ physical and mental health during the last year. We recognized the huge barrier for working caregivers, so we introduced a new benefit to support and partially subsidize child and adult care. Additionally, we hosted a five-month series of virtual well-being workshops designed to support employees through the emotional turmoil of the global pandemic.
Sales and Marketing
Our marketing and sales teams work closely together to provide an easy way for potential users to discover, try, adopt, and expand usage of Smartsheet over time. We include demand generation, customer success, customer support, and professional services under the sales organization to align these efforts to best support our customers.

Marketing
Our marketing organization is responsible for corporate brand reputation and management, increasing awareness and demand for our platform, and fostering our community of users. We target potential users across a wide variety of departments and functions in organizations of all sizes and industries. We employ brand marketing, content marketing, search marketing, social marketing, digital marketing, influencer marketing, advertising, and other techniques designed to increase brand awareness and traffic to our website, meet prospects throughout the buyer's journey, and encourage new users via engagements, education, and sales interactions to sign up for a 30-day free trial and purchase our subscription services online. We engage frequently with respected industry analyst firms to educate them as to the benefits of our platform and accelerate the maturation of an appropriate market category.
We have also built marketing relationships with a number of technology companies, such as Microsoft and Google, to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach. Additionally, in October 2020 we hosted our fourth annual global customer conference, Smartsheet ENGAGE, to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer successes, use cases and best practices.
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
Professional Services
Our professional services team provides our customers with implementation, training, and consulting services to help them realize the full benefits of Smartsheet. Our training programs include a mix of virtual and in-person offerings with different options focused either on helping onboard teams of users quickly or helping individuals achieve certification-level subject matter expertise. Our consulting and solution services teams provide configuration, use case optimization, integration and process automation services.
Customer Support
Our platform is designed to minimize the need for customer support, as users can easily sign up and begin using it without assistance. We provide significant self-help resources including our extensive help portal and our active online community. Additionally, we provide free support channels for users based on their plan type with additional paid support offerings available. These include email and ticket submission for all users at no cost, along with access to phone support and subject matter expert appointments as part of our paid plans. We also sell the allocation of support team member time to accounts for continuity of care through specialized offerings.
Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done fast and efficiently. As of January 31, 2021, we had domain-based customers with ACVs ranging from less than $200 to over $2.5 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @cisco. An ISP customer is typically a small team or an individual that registers for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.

Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT services, marketing, media, non-profit, publishing, software, technology, and travel.
Backlog
The majority of our invoiced customers sign up for subscription terms of one year and are invoiced for the full subscription term upfront. A small subset of customers sign multi-year subscription contracts but receive annual invoicing terms. Another smaller subset of customers with annual contract terms are invoiced on a quarterly or a semi-annual basis. When contract terms exceed invoicing terms, portions of those contracts which at a point in time remain uninvoiced, are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Those contracted but uninvoiced amounts are considered by us to be backlog. As of January 31, 2021 and January 31, 2020, we had backlog of approximately $35.1 million and $8.1 million, respectively. As the majority of our contracts are annual and as invoicing terms on the majority of our contracts are also annual, most of our customer contracts have no impact on backlog and therefore we do not utilize backlog as a key management metric internally.
Research and Development
Our research and development team consists of our engineering, user experience, design, and product management teams. These groups are responsible for the design, development, testing, and delivery of new technologies and features for our platform. Our research and development team is also responsible for continuous availability, scalability, performance, and security of our platform and maintaining the underlying public cloud infrastructure. During the year ended January 31, 2021, we completed our transition from our legacy data center infrastructure to the public cloud. We invest substantial resources in research and development to drive core technology innovation and bring new products to market.
Competition
The market for work execution software is rapidly evolving. We face competition from a number of vendors with a variety of product offerings. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers such as Microsoft and Google that users have historically relied on to manage work. Certain of our features compete with current products and services offered by Airtable, Asana, Atlassian, Monday.com, Planview, Workfront, Wrike, and others. Larger software vendors with substantial resources and smaller upstarts building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform. We believe that the principal competitive factors in our market include:
•ease of deployment and use of applications;
•product features, quality, and functionality;
•ability to automate multi-step processes;
•ability to integrate with other applications and systems;
•enterprise grade security, scalability, compliance, and administration capabilities;
•ability to support mission critical workloads at scale;
•vision for the market and product innovation;
•size of customer base and level of user adoption;
•pricing and total cost of ownership;
•strength of sales and marketing efforts;

•brand awareness and reputation; and
•customer experience, including support.
We believe we are positioned favorably against our competitors based on our enterprise grade capabilities, focus on business user empowerment, and ability to support mission critical workflows at scale. Our ability to remain competitive will largely depend on our ongoing performance and the quality of our platform.
Intellectual Property
Smartsheet and Brandfolder rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect intellectual property. As of January 31, 2021, we had thirteen issued and active patents, which expire between 2021 and 2038, as well as six pending patent applications in the United States. Brandfolder also, as of January 31, 2021, had two issued and active patents, which expire in 2038, as well as two pending patent applications in the United States. These patents and patent applications seek to protect proprietary inventions relevant to Smartsheet’s and Brandfolder’s business. While we believe the patents and patent applications in the aggregate are important to Smartsheet’s and Brandfolder’s competitive positions, no single patent or patent application is material as a whole. Smartsheet and Brandfolder intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
As of January 31, 2021, we owned two U.S. and twenty-four international trademark registrations for the mark SMARTSHEET and two U.S. registrations associated with the 10,000ft brand. We also own two pending trademark applications, and several domain names, including www.smartsheet.com. As of January 31, 2021, Brandfolder owned two U.S. trademark registrations for the mark BRANDFOLDER as well as several domain names, including www.brandfolder.com.
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
Additional Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”). Our reports filed with or furnished to the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Investor Relations website at investors.smartsheet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. These factors could also cause our actual business and financial results to differ materially from those contained in forward-looking statements made by management from time-to-time. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects. In addition to the effects discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the risk factors below, additional or unforeseen effects from COVID-19 and the resulting global economic impacts may give rise to additional risks or amplify the risks discussed in this Item 1A.
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
•Security threats and attacks are common, increasing globally, often disproportionately impact cloud-based solutions providers and data-driven companies, and may result in significant liabilities.
•Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, negatively impact our customer attraction and retention, and result in significant liabilities.
•We depend on public cloud service providers and computing infrastructure operated by third parties, and any disruptions in these operations could harm our business and results.
•If our platform fails to perform or if we fail to scale our platform to meet the needs of customers, our market share could decline and we could be subject to liability.
•If we fail to manage our services infrastructure, or our platform experiences outages, interruptions, or delays in updates to our platform to meet customers’ needs, we may be subject to liabilities and our operating results may be harmed.
•Failure to establish and maintain partnerships with complementary technology offerings and integrations could limit our ability to grow our business.
•Our platform and internal business operations use third-party software and services that may be difficult to replace or may cause errors or failures that could lead to a loss of customers or harm our operating results.
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
•Contractual disputes or commitments, including indemnity obligations, may be costly, time consuming, and could harm our reputation.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Monday.com, Planview, Wrike, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Adobe, Google, and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe recently acquired Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or by using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors consolidate, introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide products and services for free. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, results of operations, and financial condition may be harmed.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes in Internet-related hardware; mobile operating systems such as iOS and Android; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.

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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen events and the ongoing effects of the COVID-19 pandemic and its continuing and uncertain economic impact. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Security threats and attacks are common, increasing globally, often disproportionately impact cloud-based solutions providers and data-driven companies, and may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, phishing attacks, ransomware attacks, malicious software programs, and other cyber security threats (“Cyber Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. Our service providers are also targets of Cyber Threats.
Cyber Threats have been steadily increasing in frequency globally, often disproportionately targeting cloud-based solutions providers, and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored organizations, and these attackers use a wide variety of methods in attempts to exploit vulnerabilities in order to gain access to our corporate assets, including our networks, information, individuals, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex; we may not be able to detect, combat, or successfully defend against such Cyber Threats. The attackers initiating Cyber Threats may be more sophisticated than we are and may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threat against us may not be discovered in a timely fashion, or at all, and the impact of vulnerabilities may be exacerbated the longer that they persist or remain undetected. While we employ security measures and architecture designed to protect the integrity of our corporate and production assets, our platform and corporate information technology environment are subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving threat landscape.

Further, our ability to monitor our service providers’ data security is limited, and, in any event, third parties may be able to circumvent our service providers’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Any actual or perceived failure by us or our service providers to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, or access to corporate assets gained by attackers may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, negatively impact our customer attraction and retention, and result in significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
Our customers, especially our larger enterprise customers, increasingly prioritize security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve customers in regulated industries such as financial services, health care, and education; government customers; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures, and any success in attracting new customers in these industries, and retaining and growing such existing customers, may require enhancements to or additional engineering of our platform to meet these requirements. Committing to such changes could be costly and time consuming, and could divert the attention of our management and key personnel from other business operations; such investments and efforts may not take place in a timely manner, or at all.
Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, due to the current COVID-19 pandemic and the growing trend of remote work, there is an increased risk that we may be more susceptible to, or more likely to experience, cybersecurity-related incidents as a result of our employees, and the employees of our service providers and other third parties, working remotely.
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. We may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships.
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
We may also be affected by other unanticipated problems relating to our Cloud Providers, including but not limited to financial difficulties and bankruptcy, the occurrence of which could result in lengthy interruptions, delays, and outages in our service and noncompliance with our contractual obligations or business requirements.
Further, our Cloud Providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew agreements with our Cloud Providers on commercially reasonable terms, if our agreements with our Cloud Providers are prematurely terminated for any reason, or if our Cloud Providers are acquired or cease business, we may be required to transfer our infrastructure to new public cloud facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
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
Any issues with our Cloud Providers may result in errors, defects, disruptions, or other performance problems with our platform, which could harm our reputation and may damage our and our customers’ businesses. Interruptions in our platform’s operation might reduce our revenue, cause us to issue credits or refunds to customers, subject us to potential liability, cause customers to terminate their subscriptions, harm our renewal rates, and affect our reputation. Any of these events could harm our business and operating results.
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
If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers' needs, then we may be subject to liabilities and our operating results may be harmed.
We have experienced significant growth in the number of users and data that our platform supports, and as a cloud-based platform, we must continually maintain our customers’ trust and business. We seek to maintain sufficient excess service capacity to meet the needs of existing and new customers and users, customer and user expansion, as well as our own needs, and to ensure that our platform is accessible and functioning with an acceptable latency. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes to address newly discovered scalability and performance issues, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform, and may harm our operating results.
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
Our platform and internal business operations use third-party software and services that may be difficult to replace or may cause errors or failures that could lead to a loss of customers or harm to our reputation and our operating results.
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
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our business would be disrupted if any of the third-party software or services we utilize were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition. Any issues with the quality of technologies and services provided by third parties could cause harm to our reputation and increased operational costs to rectify those issues.
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
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer. Specifically, the current COVID-19 pandemic has continued to significantly impact worldwide economic activity. The COVID-19 pandemic and related restrictions imposed by the government and businesses could continue to result in one or more of the following conditions that could affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; lost staff productivity due to illness, illness in the family or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. While vaccines to prevent against COVID-19 are being deployed, the speed of such deployment and ultimate efficacy of such vaccines continue to create uncertainty regarding the duration and scope of the pandemic. We continue to monitor the effects of the COVID-19 pandemic and vaccine deployment, and while it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.

We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $115.0 million, $95.9 million, and $53.9 million during the years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $371.4 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we will also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, our ability to predict customer demands, our ability to continue to attract new customers, and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how COVID-19 may impact the adoption or expansion of cloud-based solutions generally, and our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demand, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
Our quarterly operating results, including the levels of our revenue, calculated billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
•the ongoing impact of, including but not limited to the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;

•the negative impact of COVID-19 on certain customer segments, including small and midsize businesses and industries such as travel and hospitality;
•customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;
•customers’ failure to pay amounts due to us, customers’ extending the time to pay amounts owed to us, our inability to collect amounts due, and the cost of enforcing the terms of our contracts, including litigation;
•our ability to attract new customers and expand existing customers, including internationally;
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
•the timing and effectiveness of new and existing sales and marketing initiatives;
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
We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, finance lease arrangements, subscription and services fees from our customers, interest income, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to January 31, 2021 we grew from 274 employees to 1,915 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
We anticipate that we will continue to expand our operations and personnel headcount in the near term as we continue to monitor and evaluate the ongoing effects of COVID-19. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.

As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycles may become longer and more expensive, we may encounter implementation and configuration challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
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
In order to increase our revenue and achieve profitability, we must increase the size of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel, but we may not be successful in doing so and any such increase may occur at a slower pace than intended, particularly in light of operational and economic impacts resulting from COVID-19.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may necessitate that we explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company, our platform, or the collaborative work management industry, which may adversely affect our sales if we cannot train such personnel quickly or effectively. Attrition rates may increase and we may face integration challenges as we continue to seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business could be adversely affected.
Our failure to attract, integrate, and retain highly qualified personnel could harm our business.

Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain immigration laws and travel bans restrict or limit our ability to recruit individuals outside of their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $118.7 million, $95.5 million, and $58.8 million during the years ended January 31, 2021, 2020, and 2019, respectively. We have made and expect to continue to make significant investments in development and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
Our limited history with subscription and pricing models makes it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience in determining the optimal prices for our platform and services and as a result we have in the past changed, and expect in the future that we will from time to time need to change, our published and unpublished pricing and packaging models. We have in the past deployed and may continue to deploy multiple structures and models of pricing and packaging to serve our wide variety of customers. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models, and any new models may inhibit the organic growth that we value from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
Our customers rely on our customer support organization to respond to inquiries about, and resolve issues with, their use of our platform. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services could increase costs and harm our operating results. Customers who elect not to purchase enhanced support may be unable to sufficiently address their support issues through self-service, and their support requests may not be prioritized once received by us; this may result in a poor customer experience. In addition, our sales process is highly dependent on the ease of use of our platform, our business reputation, and positive recommendations from our existing customers. Any failure to maintain a high-quality customer support organization, or a market perception that we do not maintain high-quality customer support, could harm our reputation, our ability to sell to existing and prospective customers, and our business.
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
•lack of brand recognition;
•political instability, uncertainty, or change, such as that caused by and occurring with Brexit;
•security risks in the countries where we are doing business; and
•our ability to maintain our relationship with resellers to distribute our platform internationally.
Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these laws or regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with our compliance policies, or applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our products and services, and could have a material adverse effect on our business and results of operations.
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
In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
Public company director and officer liability insurance is expensive, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we had material weaknesses in our internal control over financial reporting. While we have remediated these material weaknesses during the fiscal year ended January 31, 2021 and concluded that our internal control over financial reporting was effective as of January 31, 2021, such remediation does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness in the future.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 that we filed with the SEC on March 31, 2020, management had identified material weaknesses evidencing an ineffective control environment relating to: (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support our financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. As of January 31, 2021, these material weaknesses have been remediated and we have concluded that our internal control over financial reporting was effective. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense, and we cannot assure you that we will not identify similar material weaknesses in the future. If new material weaknesses are identified in our internal controls then the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports or the NYSE listing requirements, investors may lose confidence in our financial reporting, and our share price could decline.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.

As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cause us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct a reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with respect to the target entity, the proposed transaction, and any subsequent integration. The process of acquiring a company or integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:
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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.43 through March 19, 2021. In addition to the factors discussed in this Annual Report on Form 10-K, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, the stock markets have been volatile in response to the COVID-19 pandemic, and extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In addition, as of January 31, 2021, we had options outstanding that, if fully exercised or settled, would result in the issuance of 6,533,474 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 4,765,240 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
In addition, certain holders of our Class A common stock are, subject to certain conditions, entitled under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to this Annual Report on Form 10-K titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
Risks Related to Governmental Regulation including Taxation

Changes in privacy laws and standards may reduce the effectiveness of our platform and harm our business.
Our customers are able to use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction, including in individual U.S. states, and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and Japan. Further, new laws are being introduced and interpretations of existing laws are changing. For example, recent developments regarding valid transfer mechanisms under the General Data Protection Regulation 2016/679 (“GDPR”) impact the ways in which we are permitted to transfer personal information from the European Economic Area to the United States and additional changes for transfers to the United Kingdom are expected in the near future. Reactions to these statutory developments by data protection authorities and customers have varied and have included introducing new standards and requirements for service providers like us. For example, some customers may now request or require certain contractual commitments or the availability of certain security features. Further, privacy advocates and industry groups may establish or propose new or different self-regulatory standards that could place additional burdens on service providers like us. The costs of compliance with, and other burdens imposed by laws and standards may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and standards, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.
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
As of January 31, 2021, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $390.6 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
Additionally, any changes to, or the reform of, current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Currently, we have not accumulated significant foreign earnings; however, this could change on a go-forward basis as our international operations continue to develop. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

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
Our platform and services may be subject to U.S. export controls, and we incorporate encryption technology into certain features. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our platform and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our platform and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services or, in some cases, prevent the export of our platform and services to some countries or regions altogether. If we fail to comply with such regulations we may be subject to criminal and civil penalties.

Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs. If we fail to comply with export control regulations and such economic sanctions or fail to maintain controls sufficient to monitor our compliance on an ongoing basis, we may be fined or other penalties could be imposed, including a denial of certain export privileges. While our controls and policies are designed to prevent the shipment of certain products and services to countries, governments, and persons identified by U.S. sanction programs, we may not be able to prevent such shipment from occurring, and these controls may not be fully effective.
Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations could result in decreased use of our platform or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our platform or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.
General Risk Factors
The loss of one or more of our key personnel could harm our business.
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, finance and accounting, legal, and compliance. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. Further, if any of our senior management team becomes subject to significant illness, including related to COVID-19, they may be unable to provide leadership and contributions at pre-existing levels until fully recovered.
We do not have employment agreements with any member of our senior management team, and we do not maintain key person life insurance for any employee. The loss of one or more of our key employees or members of our senior management team, especially our President and Chief Executive Officer, Mark P. Mader, may be disruptive to our business.
Contractual disputes or commitments, including indemnity obligations, may be costly, time-consuming, may result in contract or relationship terminations, and could harm our reputation.
The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with such parties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security and privacy obligations and regulatory compliance requirements. If we fail to meet such commitments; if our customers notify us of an alleged contract breach, make claims for damages arising from their use of our platform, or otherwise dispute any provision under our contracts, the resolution of any such failure, disputes, or claims in a manner adverse to us could negatively affect our operating results. Even resolution of such issues in a manner favorable to us could negatively affect our operating results due the costs associated with defending or enforcing our contractual rights.
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

Our agreements with customers, vendors, and partners may also include provisions under which we agree to provide certain defense and indemnity obligations for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other liabilities relating to or arising from our contractual obligations. Indemnity payments and defense costs may be substantial and could harm our business, operating results, and financial condition. Any dispute involving a customer and relating to such indemnity obligations could have adverse effects on our relationship with that customer and other existing or potential customers, and may harm our business and operating results. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by parties with which we contract, or if we are called upon to fulfill indemnification obligations
We may be subject to litigation or regulatory proceedings for a variety of claims, which could adversely affect our results of operations, harm our reputation, or otherwise negatively impact our business.
From time to time, we may be involved as a party to, or an indemnitor in, disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings regarding labor and employment issues, commercial disagreements, securities law violations, merger and acquisition activity, and other matters. For example, a lawsuit seeking indemnification has been filed against the Company in connection with a lawsuit against a former director and shareholder to which we are not a party. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements.
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
Continued uncertainty due to COVID-19, as well as general economic uncertainty, associated macroeconomic conditions, and social unrest make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Bellevue, Washington, where we currently lease approximately 228,000 square feet under lease agreements that expire at various times from 2021 through 2029.
We also lease facilities on a long-term basis in Boston, Massachusetts; London, England; Edinburgh, Scotland; and Sydney, Australia; and in several other locations on a short-term basis.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.

Item 3. Legal Proceedings
From time to time in the normal course of business, we may be subject to various legal matters such as threatened or pending claims or proceedings. For further information on our legal proceedings, see Note 13, Commitments and Contingencies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Holders of Record
As of March 19, 2021, we had 159 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
We have presented below the cumulative total return to our shareholders between April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2021 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Consolidated Financial and Other Data
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended January 31, 2020 compared to the year ended January 31, 2019 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on March 31, 2020.
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

In response to reports of COVID-19, our executive leadership team and the human resources leadership team began ongoing monitoring of the COVID-19 situation. Beginning in early February 2020, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March 2020, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and moved all in-person customer-facing events to be virtual. As of January 31, 2021, all of our offices remain subject to restrictions which limit levels of allowed in-person contact, with restrictions aligned with guidance relevant to the office’s specific geographic location.
During the year ended January 31, 2021, purchasing decisions of certain customers were impacted and sometimes deferred due to uncertainties around COVID-19. We experienced some limitations in our ability to deliver consulting and training services, primarily due to travel restrictions. As long as the global economic environment is influenced by COVID-19, our existing customers may be hesitant to expand their use of Smartsheet and may be more likely to churn.
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

	January 31,
	2021	2020	2019
Average annualized contract value per domain-based customer	$5,103	$3,643	$2,454
Dollar-based net retention rate for all customers (trailing 12 months)	123%	135%	134%
Customers with annualized contract values of $5 thousand or more	11,874	9,079	6,192
Customers with annualized contract values of $50 thousand or more	1,515	961	444
Customers with annualized contract values of $100 thousand or more	588	350	147
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees, software and maintenance costs, amortization of acquisition-related intangibles, payment processing fees, allocated overhead, costs of outside services to supplement our internal teams, costs of Connectors between Smartsheet and third-party applications, and travel-related expenses.
We intend to continue to invest in our platform infrastructure and our support organization. As of January 31, 2021, we transitioned substantially all of our infrastructure from a combination of third-party co-location data centers and public cloud service providers to the public cloud.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, billable expenses, and travel-related costs.

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
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, software-related costs, allocated overhead, costs of outside services used to supplement our internal staff, and travel-related costs. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, allocated overhead, software-related costs, amortization of acquisition-related intangibles, travel-related expenses, and costs of outside services used to supplement our internal staff. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales. We expect sales and marketing costs to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as accounting and legal fees, costs of outside services used to supplement our internal staff, allocated overhead, software-related costs, taxes, licenses and insurance, bad debt expense, bank charges, and travel-related expenses.
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
Interest income
Interest income consists of interest income from our investment holdings. In light of the current near-zero interest rate environment, consistent with the year ended January 31, 2021, we expect our interest income in the near term to remain insignificant.
Other income (expense), net
Other income (expense), net primarily consists of interest expense associated with our finance leases, which were terminated during the year ended January 31, 2021, and foreign exchange gains and losses.

Income tax provision (benefit)
Our income tax provision (benefit) consists primarily of a partial release of our valuation allowance, income taxes in foreign jurisdictions and state income taxes. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Revenue
Subscription	$352,782	$244,058	$157,529
Professional services	32,731	26,824	20,193
Total revenue	385,513	270,882	177,722
Cost of revenue
Subscription(1)	59,374	32,707	19,297
Professional services(1)	26,165	20,193	14,552
Total cost of revenue	85,539	52,900	33,849
Gross profit	299,974	217,982	143,873
Operating expenses
Research and development(1)	118,722	95,469	58,841
Sales and marketing(1)	230,281	176,060	106,067
General and administrative(1)	71,443	50,227	34,049
Total operating expenses	420,446	321,756	198,957
Loss from operations	(120,472)	(103,774)	(55,084)
Interest income	1,444	8,410	3,307
Other income (expense), net	296	(462)	(1,815)
Net loss before income tax provision (benefit)	(118,732)	(95,826)	(53,592)
Income tax provision (benefit)	(3,753)	114	293
Net loss	$(114,979)	$(95,940)	$(53,885)
(1)    Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Cost of subscription revenue	$4,385	$1,392	$346
Cost of professional services revenue	2,146	1,259	466
Research and development	25,072	14,260	5,873
Sales and marketing	25,921	12,937	5,163
General and administrative	14,498	7,716	4,055
Total share-based compensation expense*	$72,022	$37,564	$15,903
*Includes amortization related to share-based compensation expense that was capitalized in internal-use software and other assets in previous periods.

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue.

	Year Ended January 31,
	2021	2020	2019
Revenue
Subscription	92%	90%	89%
Professional services	8	10	11
Total revenue	100	100	100
Cost of revenue
Subscription	15	12	11
Professional services	7	7	8
Total cost of revenue	22	20	19
Gross profit	78	80	81
Operating expenses
Research and development	31	35	33
Sales and marketing	60	65	60
General and administrative	19	19	19
Total operating expenses	109	119	112
Loss from operations	(31)	(38)	(31)
Interest income	—	3	2
Other income (expense), net	—	—	(1)
Net loss before income tax provision (benefit)	(31)	(35)	(30)
Income tax provision (benefit)	(1)	—	—
Net loss	(30)%	(35)%	(30)%
Note: Certain amounts may not sum due to rounding

Comparison of the years ended January 31, 2021 and 2020
Revenue

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$352,782	$244,058	$108,724	45%
Professional services	32,731	26,824	5,907	22%
Total revenue	$385,513	$270,882	$114,631	42%
Percentage of total revenue
Subscription revenue	92%	90%
Professional services revenue	8%	10%
Subscription revenue increased $108.7 million or 45%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $77.0 million of the increase, followed by sales of pre-configured capabilities, which contributed $31.7 million of the increase.

The increase in professional services revenue was primarily driven by increasing demand for our remotely delivered consulting and training services, partially offset by a decline in in-person consulting and training engagements due to COVID-19.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$59,374	$32,707	$26,667	82%
Professional services	26,165	20,193	5,972	30%
Total cost of revenue	$85,539	$52,900	$32,639	62%
Gross profit	$299,974	$217,982	$81,992	38%
Gross margin
Subscription	83%	87%
Professional services	20%	25%
Total gross margin	78%	80%
Cost of subscription revenue increased $26.7 million, or 82%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $11.7 million in employee-related expenses due to increased headcount, of which $2.8 million was related to share-based compensation expense, an increase of $8.2 million in hosting fees, an increase of $2.2 million in software-related costs, an increase of $1.8 million in amortization of acquisition-related intangibles, an increase of $1.3 million in allocated overhead costs, an increase of $0.9 million in costs of outside services to supplement our internal staff, an increase of $0.6 million in costs of Connectors with third-party applications, and an increase of $0.2 million in credit card processing fees. This was partially offset by a decrease of $0.2 million in travel-related costs.
Our gross margin for subscription revenue was 83% and 87% for the years ended January 31, 2021 and 2020, respectively. The decrease in gross margin during the year ended January 31, 2021 was driven primarily by migration of our application from our co-location data centers into the public cloud, which at times during the fiscal year led us to incur both the costs related to co-location data centers and the costs related to the public cloud.
Cost of professional services revenue increased $6.0 million, or 30%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $5.0 million in employee-related expenses, of which $0.8 million was related to share-based compensation expense, an increase of $1.9 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in allocated overhead costs. This was partially offset by a decrease of $0.7 million in billable expenses, a decrease of $0.3 million in travel-related costs, and a decrease of $0.1 million in software-related costs.
Our gross margin for professional services revenue was 20% and 25% for the year ended January 31, 2021 and 2020, respectively. The decrease in gross margin during the year ended January 31, 2021 was primarily driven by increases in personnel expenses and costs of outside personnel to supplement our staff, partially offset by decreases in billable and travel-related expenses.

Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$118,722	$95,469	$23,253	24%
Percentage of total revenue	31%	35%
Research and development expenses increased $23.3 million, or 24%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $20.8 million in employee-related expenses due to increased headcount, of which $10.8 million was related to share-based compensation expense, an increase of $3.7 million in software-related costs, and an increase of $0.7 million in allocated overhead. This was partially offset by a decrease of $1.2 million in costs of outside services to supplement our internal staff, and a decrease of $0.7 million in travel-related costs.
Sales and marketing expenses

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$230,281	$176,060	$54,221	31%
Percentage of total revenue	60%	65%
Sales and marketing expenses increased $54.2 million, or 31%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $54.9 million in employee-related expenses due to increased headcount, of which $12.8 million related to increased share-based compensation expense, an increase of $2.7 million in allocated overhead costs, an increase of $1.7 million in amortization of acquisition-related intangibles, an increase of $1.3 million in software-related costs, and an increase of $0.2 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $3.5 million in general marketing and advertising costs, and a decrease of $3.1 million in travel-related costs.
General and administrative expenses

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$71,443	$50,227	$21,216	42%
Percentage of total revenue	19%	19%
General and administrative expenses increased $21.2 million, or 42%, for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily due to an increase of $14.9 million in employee-related expenses due to increased headcount, of which $6.8 million related to increased share-based compensation expense, an increase of $2.2 million in accounting, internal control, and tax related costs, an increase of $1.5 million in legal fees, an increase of $1.3 million in software-related costs, an increase of $1.0 million in bad debt expense, an increase of $0.6 million in allocated overhead costs, an increase of $0.5 million in costs of other outside services used to supplement our internal staff, and an increase of $0.2 million in bank charges. This was partially offset by a decrease of $0.8 million in travel-related costs and a decrease of $0.2 million in taxes, licenses, and insurance.

Interest income

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$1,444	$8,410	$(6,966)	(83)%
Percentage of total revenue	—%	3%
For the year ended January 31, 2021 compared to the year ended January 31, 2020, the decrease in interest income of $7.0 million was driven by the decline in interest rates year over year.
Other income (expense), net

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$296	$(462)	$758	164%
Percentage of total revenue	—%	—%

For the year ended January 31, 2021 compared to the year ended January 31, 2020, the change in other income (expense), net was driven by a net $0.2 million change from realized foreign currency loss recorded during the year ended January 31, 2020 to realized foreign currency gain recorded during the year ended January 31, 2021, a net $0.2 million change from unrealized foreign currency loss recorded during the year ended January 31, 2020 to unrealized foreign currency gain recorded during the year ended January 31, 2021, a $0.2 million decrease in other expense, and a $0.1 million decrease in interest expense.
Income tax provision (benefit)

	Year Ended January 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(3,753)	$114	$(3,867)	N/M*
Percentage of total revenue	(1)%	—%
*N/M = Not meaningful
The income tax benefit increased by $3.9 million for the year ended January 31, 2021 compared to the year ended January 31, 2020. The increase was primarily related to a partial release of our valuation allowance resulting from the purchase accounting for the acquisition of Brandfolder. In connection with the acquisition of Brandfolder, we recorded a net deferred tax liability which provides an additional source of taxable income to support the realization of the pre-existing deferred tax assets.
Quarterly Results of Operations and Other Data
The following tables set forth selected unaudited quarterly statements of operations and comprehensive loss data for each of the eight fiscal quarters ended January 31, 2021, as well as the percentage of total revenue that each line item represents for each quarter. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our results of operations to be expected for any future period.

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands, except per share data)
Revenue
Subscription	$101,107	$90,890	$83,622	$77,163	$71,067	$64,355	$58,315	$50,321
Professional services	8,764	8,043	7,600	8,324	7,452	7,170	6,329	5,873
Total revenue	109,871	98,933	91,222	85,487	78,519	71,525	64,644	56,194
Cost of revenue
Subscription(1)	17,480	17,417	12,696	11,781	9,657	8,867	7,982	6,201
Professional services(1)	6,870	6,313	6,322	6,660	5,995	5,231	4,683	4,284
Total cost of revenue	24,350	23,730	19,018	18,441	15,652	14,098	12,665	10,485
Gross profit	85,521	75,203	72,204	67,046	62,867	57,427	51,979	45,709
Operating expenses
Research and development(1)	32,273	32,369	28,089	25,991	27,973	25,049	22,210	20,238
Sales and marketing(1)	62,522	59,197	53,779	54,783	50,491	50,896	39,260	35,413
General and administrative(1)	19,771	19,530	17,046	15,096	14,499	13,330	11,457	10,939
Total operating expenses	114,566	111,096	98,914	95,870	92,963	89,275	72,927	66,590
Loss from operations	(29,045)	(35,893)	(26,710)	(28,824)	(30,096)	(31,848)	(20,948)	(20,881)
Interest income	11	14	92	1,327	2,337	2,810	2,114	1,149
Other income (expense), net	401	(25)	134	(214)	(219)	187	(319)	(112)
Loss before income tax provision (benefit)	(28,633)	(35,904)	(26,484)	(27,711)	(27,978)	(28,851)	(19,153)	(19,844)
Income tax provision (benefit)	32	(3,933)	75	73	182	5	(39)	(35)
Net loss	$(28,665)	$(31,971)	$(26,559)	$(27,784)	$(28,160)	$(28,856)	$(19,114)	$(19,809)
Net loss per share, basic and diluted	$(0.23)	$(0.26)	$(0.22)	$(0.23)	$(0.24)	$(0.25)	$(0.17)	$(0.19)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

	(in thousands)
Cost of subscription revenue	$1,254	$1,123	$1,113	$895	$435	$366	$356	$235
Cost of professional services revenue	571	576	566	433	401	343	298	217
Research and development	7,236	6,509	6,199	5,128	4,737	3,934	3,317	2,272
Sales and marketing	7,565	6,512	6,738	5,105	4,036	3,516	3,276	2,108
General and administrative	4,265	3,833	3,544	2,856	2,243	2,170	1,839	1,464
Total share-based compensation expense	$20,891	$18,553	$18,160	$14,417	$11,852	$10,329	$9,086	$6,296

All values from the statement of operations and comprehensive loss, expressed as percentage of total revenue were as follows:

	Three Months Ended
	Jan. 31, 2021	Oct. 31, 2020	Jul. 31, 2020	Apr. 30, 2020	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019

Revenue
Subscription	92%	92%	92%	90%	91%	90%	90%	90%
Professional services	8	8	8	10	9	10	10	10
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue
Subscription	16	18	14	14	12	12	12	11
Professional services	6	6	7	8	8	7	7	8
Total cost of revenue	22	24	21	22	20	20	20	19
Gross profit	78	76	79	78	80	80	80	81
Operating expenses
Research and development	29	33	31	30	36	35	34	36
Sales and marketing	57	60	59	64	64	71	61	63
General and administrative	18	20	19	18	18	19	18	19
Total operating expenses	104	112	108	112	118	125	113	119
Loss from operations	(26)	(36)	(29)	(34)	(38)	(45)	(32)	(37)
Interest income	—	—	—	2	3	4	3	2
Other income (expense), net	—	—	—	—	—	—	—	—
Net loss before income tax provision (benefit)	(26)	(36)	(29)	(32)	(36)	(40)	(30)	(35)
Income tax provision (benefit)	—	(4)	—	—	—	—	—	—
Net loss	(26)%	(32)%	(29)%	(33)%	(36)%	(40)%	(30)%	(35)%
Note: Certain amounts may not sum due to rounding
Quarterly revenue trends
Our quarterly revenue increased sequentially in each of the periods presented due primarily to an increase in sales of user-based subscription plans, followed by sales of pre-configured capabilities.
Our professional services business was impacted by COVID-19 restrictions, including our loss of ability to travel and deliver in-person training and consulting services. This impact negatively affected parts of the first fiscal quarter of fiscal 2021, and the entirety of every other fiscal quarter of fiscal 2021. As such, we recorded a decrease in professional services revenue during the three months ended July 31, 2020 as compared to the three months ended April 30, 2020. In addition, we believe that our professional services business is subject to negative seasonal trends during the holiday period of our fourth fiscal quarter due to the fewer number of business days during this period. The overall growth in our business has offset this seasonal trend to date, but its impact may be more pronounced in future periods.

Quarterly cost of revenue and gross margin trends
During fiscal 2020, our quarterly gross margin remained relatively consistent, varying between 80% and 81%. During fiscal 2021, we worked on migration of our platform infrastructure from hosting in co-location data centers onto the public cloud. During this process, at times, we incurred dual expenses associated with hosting which negatively impacted our gross margin especially during the three months ended October 31, 2020. In addition, throughout fiscal 2021, our gross margin was negatively impacted by higher share-based compensation expenses. We expect our gross margin to remain below 80% in future periods, primarily due to higher share-based compensation expenses.
Quarterly operating expense trends
Total operating expenses generally increased for the fiscal quarters presented primarily due to the addition of personnel, related overhead, and investments in hardware and software in connection with the expansion of our business.
Our research and development expenses as a percent of revenue decreased during each three-month period in fiscal 2021 against its comparable year-ago period, due to economies of scale.
Our sales and marketing expenses as a percentage of total revenue generated in the three months ended October 31, 2019 increased due to our ENGAGE customer conference. During the three months ended October 31, 2020, we held our ENGAGE conference through an entirely remote setting, because of COVID-19 restrictions, and therefore did not experience a similar quarterly increase in expenses. During the fiscal year ending January 31, 2022, we intend to continue to host ENGAGE virtually.
Our general and administrative expenses were impacted throughout fiscal 2021, and especially during the three months ended July 31, 2020 and October 31, 2020, by additional investments made in our SOX compliance and internal audit program.
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

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Gross profit	$299,974	$217,982	$143,873
Add:
Share-based compensation expense(1)	6,531	2,651	812
Amortization of acquisition-related intangible assets(2)	3,656	1,831	456
One-time costs of acquisition	—	69	—
Non-GAAP gross profit	$310,161	$222,533	$145,141

Gross margin	78%	80%	81%
Non-GAAP gross margin	80%	82%	82%
(1)    Includes amortization related to share-based compensation expense that was capitalized in internal-use software and other assets in previous periods.
(2)    Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, and one-time costs of acquisition. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Year Ended January 31,
	2021	2020	2019

	(dollars in thousands)
Loss from operations	$(120,472)	$(103,774)	$(55,084)
Add:
Share-based compensation expense(1)	72,022	37,564	15,903
Amortization of acquisition-related intangible assets(2)	6,266	2,734	480
One-time acquisition costs	977	686	196
Non-GAAP operating loss	$(41,207)	$(62,790)	$(38,505)

Operating margin	(31)%	(38)%	(31)%
Non-GAAP operating margin	(11)%	(23)%	(22)%
(1)    Includes amortization related to share-based compensation expense that was capitalized in internal-use software and other assets in previous periods.
(2)    Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time costs of acquisition, non-recurring income tax adjustments associated with mergers and acquisitions, and remeasurement of convertible preferred stock warrant liability.

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net loss	$(114,979)	$(95,940)	$(53,885)
Add:
Share-based compensation expense(1)	72,022	37,564	15,903
Amortization of acquisition-related intangible assets(2)	6,266	2,734	480
One-time acquisition costs	977	686	196
Release of valuation allowance	(4,014)	—	—
Remeasurement of convertible preferred stock warrant liability	—	—	1,326
Non-GAAP net loss	$(39,728)	$(54,956)	$(35,980)
(1)    Includes amortization related to share-based compensation expense that was capitalized in internal-use software and other assets in previous periods.
(2)    Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.

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

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(15,648)	$(10,870)	$(2,855)
Less:
Purchases of property and equipment	(4,176)	(5,153)	(5,767)
Capitalized internal-use software	(7,608)	(6,699)	(3,017)
Payments on principal of finance leases	(4,129)	(4,167)	(3,253)
Free cash flow	$(31,561)	$(26,889)	$(14,892)

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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $2.5 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. Our calculated billings results for the year ended January 31, 2021 were negatively affected by economic circumstances caused by COVID-19. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment inclusive of those related to COVID-19, and other factors.

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Total revenue	$385,513	$270,882	$177,722
Add:
Deferred revenue (end of period)	223,997	158,809	96,133
Less:
Deferred revenue (beginning of period)	158,809	96,133	57,281
Calculated billings	$450,701	$333,558	$216,574

Non-GAAP weighted average shares outstanding
We use non-GAAP weighted average shares outstanding in calculating non-GAAP earnings per share. Our number of non-GAAP weighted average shares outstanding is calculated after assuming conversion of all outstanding preferred stock into shares of common stock either at the beginning of the fiscal period presented or when issued, if later.

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
GAAP weighted-average shares outstanding used in computing net loss per share, basic and diluted	120,663	112,991	83,141
Add: common shares that would have resulted from conversion of convertible preferred stock at the beginning of the period, or when granted (if later), on a weighted average basis	—	—	16,698
Non-GAAP weighted-average shares outstanding used in computing net loss per share, basic and diluted	120,663	112,991	99,839

Liquidity and Capital Resources
As of January 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $442.2 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
We have financed our operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), finance leases, and interest income.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2021, we had deferred revenue of $224.0 million, of which $222.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(15,648)	$(10,870)	$(2,855)
Net cash used in investing activities	(85,057)	(90,043)	(13,784)
Net cash provided by financing activities	25,793	402,022	171,321
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	471	(25)	(36)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(74,441)	$301,084	$154,646

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
During the year ended January 31, 2021, net cash used in operating activities was $15.6 million, driven by our net loss of $115.0 million, adjusted for non-cash charges of $131.7 million, and net cash outflows of $32.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation of property and equipment, non-cash operating lease costs, and amortization of intangible assets. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $60.5 million and an increase in accounts receivable of $43.1 million, both due to an increase in billings. Additionally, there was an increase in deferred commissions of $43.0 million due to increased customer sales, a decrease in operating lease liabilities of $7.7 million driven by lease payments and offset by slower office expansions due to COVID-19, an increase in accounts payable and accrued expenses of $6.4 million due to increase in overall purchasing activity and timing of when vendor invoices are received and paid, an increase in other long-term assets of $5.8 million, an increase in other long-term liabilities of $3.9 million, and an increase in prepaid expenses and other current assets of $3.7 million.
During the year ended January 31, 2020, net cash used in operating activities was $10.9 million, driven by our net loss of $95.9 million, adjusted for non-cash charges of $78.8 million, and net cash inflows of $6.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation of property and equipment, amortization of lease right-of-use assets, and amortization of intangible assets. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $61.6 million, an increase in deferred commissions of $39.0 million, an increase in accounts receivable of $26.0 million, an increase in accounts payable and accrued expenses of $21.4 million, an increase in operating lease right-of-use assets of $12.2 million, an increase in operating lease liabilities of $5.6 million, an increase in prepaid expenses and other current assets of $3.9 million, a decrease in other long-term liabilities of $1.0 million, and an increase in other long-term assets of $0.3 million.
Investing activities
Net cash used in investing activities during the year ended January 31, 2021 of $85.1 million consisted of $125.1 million in payments for business acquisitions net of cash acquired for the purchase of Brandfolder and the release of the $1.0 million holdback related to the January 2019 acquisition of TernPro, Inc., spend on capitalized internal-use software development of $7.6 million, and purchases of property and equipment of $4.2 million. This was offset by proceeds from early termination of short-term investments of $50.5 million and proceeds from the sale of property and equipment of $1.3 million.

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
Financing activities
Net cash provided by financing activities during the year ended January 31, 2021 of $25.8 million was primarily due to $17.4 million in proceeds from the exercise of stock options, and $14.8 million in proceeds from our ESPP, which were partially offset by principal payments on finance leases of $4.1 million, taxes paid related to net share settlement of restricted stock units of $2.2 million, and payments of deferred follow-on offering costs of $0.1 million.
Net cash provided by financing activities during the year ended January 31, 2020 of $402.0 million was primarily due to $379.8 million in proceeds from the follow-on offering, net of underwriters’ discounts and commissions, discussed further in Note 1 to our consolidated financial statements. Additionally, we had $15.9 million in proceeds from the exercise of stock options, and $11.3 million in proceeds from our ESPP, which were partially offset by principal payments on finance leases of $4.2 million, and payments of deferred offering costs of $0.8 million.
Obligations and Other Commitments
Our contractual obligations consist primarily of obligations under our operating leases for office space, our commitments with cloud-based hosting service providers, and non-cancelable purchase commitments. The following table summarizes our contractual obligations as of January 31, 2021:

	Payments Due by Period:
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total

	(in thousands)
Operating lease obligations	$17,472	$35,429	$28,744	$21,548	$103,193
Other obligations(1)	29,733	51,093	13,518	—	94,344
Total contractual obligations	$47,205	$86,522	$42,262	$21,548	$197,537
(1) Amounts include our commitment with cloud-based hosting service providers for $17.3 million within one year, $42.1 million between one to three years, and $11.3 million within three to five years.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company related to litigation in which a former director and shareholder are parties. On January 29, 2021, Ryan Hinkle and Insight Venture Partners VII, L.P. and certain affiliates filed a complaint against Smartsheet Inc. in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred related to this indemnification claim. At this time, the Company cannot reasonably estimate the probability or magnitude of any alleged indemnification claim.
Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
We determine revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform and involves a significant volume of transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to our platform is provided, as no implementation work is required, if consideration we are entitled to receive is considered probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
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
On occasion, we sell our subscriptions to third-party resellers. The price at which we sell to the reseller is typically discounted, as compared to the price at which we would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As our pricing to the reseller is fixed, and we do not have visibility into the pricing provided by the reseller to the end customer, the revenue is recorded net of any reseller margin.
Contracts with multiple performance obligations
Some of our contracts with customers contain multiple performance obligations. We account for individual performance obligations separately, as they have been determined to be distinct, i.e., the services are separately identifiable from other items in the arrangement and the customer can benefit from them on their own or with other resources that are readily available to the customer. The transaction price is allocated to the distinct performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are determined based on the prices at which we separately sell subscription, consulting, and training services, and based on our overall pricing objectives, taking into consideration market conditions, value of our contracts, the types of offerings sold, customer demographics, and other factors.
Deferred revenue
Deferred revenue is recorded for subscription services contracts upon establishment of unconditional right to payment under a non-cancelable contract before transferring the related services to the customer. Deferred revenue for such services is amortized into revenue over time, as those subscription services are delivered.
Similarly, we record deferred revenue for fixed-fee professional services upon establishment of an unconditional right to payment under a non-cancelable contract. Deferred revenue for training services is recognized as revenue upon delivery of training services or upon expiration of customer’s right to receive such services. Deferred revenue for consulting services is recognized as revenue as hours of service are delivered to the customer.
Deferred commissions
The majority of sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commission are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, expected customer life, the expected life of our technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and comprehensive loss. We evaluate the period of benefit and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Internal-use software development costs
We capitalize certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, hardware- and software-related costs, allocated overhead, costs of outside services used to supplement our internal staff, and travel-related costs.

Internal-use software costs of $9.5 million were capitalized in the year ended January 31, 2021, all of which related to costs incurred during the application development stage of software development for our platform to which subscriptions are sold. Internal-use software costs of $8.1 million were capitalized in the year ended January 31, 2020, of which $5.8 million related to costs incurred during the application development stage of software development for our platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Amortization expense of capitalized internal-use software costs totaled $3.6 million, $2.3 million, and $1.0 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on our consolidated balance sheets. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2021, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. Our lease agreements do not contain residual value guarantees or covenants.
We utilize certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our real estate operating leases typically include non-lease components such as common-area maintenance costs.
ROU assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Business combinations

When we acquire a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of the assets acquired and liabilities assumed, especially with respect to the identifiable intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the cost savings expected to be derived from acquiring an asset, its expected remaining economic useful life, and the appropriate discount rate to employ in the valuation analyses in order to properly account for the risk associated with the asset’s expected future cash flows. These estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive loss.
Goodwill on our consolidated balance sheets totaled $125.6 million and $16.5 million at January 31, 2021 and 2020, respectively. Goodwill is tested for impairment annually on September 1, or more frequently if events or changes in circumstances indicate that impairment may exist. Based on the annual assessment, no indicator of impairment was noted and therefore no goodwill impairments were recorded during the years ended January 31, 2021, 2020, or 2019.
Share-based compensation
We measure and recognize compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. Expense is recognized on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.
We use the Black-Scholes option pricing model to measure the fair value of stock option awards when they are granted. We make several estimates in determining share-based compensation expense and these estimates generally require significant analysis and judgment to develop. These assumptions and estimates are as follows:
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
Recent accounting pronouncements
See the sections titled “Summary of Significant Accounting Policies—Recently adopted accounting pronouncements” in Note 2 to our Consolidated Financial Statements for more information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $442.2 million as of January 31, 2021, of which $420.6 million was invested in money market funds. We had cash and cash equivalents totaling $515.9 million as of January 31, 2020, of which $303.9 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents and short-term investments as of January 31, 2021 or 2020.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the Euro, British Pound Sterling, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results for the years ended January 31, 2021, 2020, or 2019.

Item 8. Financial Statements and Supplementary Data

Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Smartsheet Inc.
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Smartsheet Inc. and subsidiaries (the "Company") as of January 31, 2021, the related consolidated statements of operations and comprehensive loss, change in convertible preferred stock and shareholders' equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Subscription Revenue – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company derives its revenues predominantly from subscription services. Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company recognizes subscription revenue on a ratable basis over the subscription contract term, beginning on the date the access to their platform is provided, assuming all other revenue recognition criteria have been met. For the year ended January 31, 2021, subscription revenue was $352.8 million.
We identified subscription revenue as a critical audit matter due to the significant volume of transactions. Performing procedures to audit subscription revenue required an increased extent of effort and auditor judgment, including the need to involve professionals with expertise in data analytics.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s subscription revenue included the following, among others:
•With the assistance of our data analytics specialists, we performed a recalculation of subscription revenue recorded through the Company’s relevant systems utilizing key attributes of subscription revenue transaction data, including the transaction price and revenue recognition timing, among others. We compared our recalculation of expected subscription revenue to the Company’s recorded subscription revenue.
•For a sample of subscription revenue transactions, we evaluated the accuracy of the data used in our recalculation of subscription revenue by comparing key attributes utilized in our recalculation to source documents.
•We tested the completeness of the subscription revenue transaction data by selecting transactions from independent sources and evaluated whether those transactions were included in the subscription revenue transaction data.
•We performed an analysis of journal entries to evaluate the relationship between recorded subscription revenue entries in the general ledger to other audited account balances such as deferred revenues, accounts receivable, and cash.
Business Combinations – Brandfolder – Refer to Note 8 to the financial statements
Critical Audit Matter Description

The Company completed the acquisition of Brandfolder, Inc. for $152.5 million on September 14, 2020. The Company accounted for the transaction as a business combination using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $45.3 million that were primarily comprised of acquired software technology of $17.4 million and customer relationships of $23.9 million. Management estimated the fair value of the finite-lived software technology using the relief-from-royalty method under the income approach. The fair value determination of the software technology intangible assets required management to apply judgment which involved the use of significant assumptions with respect to the future revenue forecast, technology life, royalty rate, and the discount rate. Management estimated the fair value of the finite-lived customer relationships using the multi-period excess earnings method and an incremental cash flow approach. The fair value determination of the customer relationships intangible assets required management to apply judgment which involved the use of significant assumptions with respect to the future cash flows forecast, base year annual recurring revenue, customer churn rate, and the discount rate.
Given the fair value determination of the software technology and customer relationships intangible assets for Brandfolder, Inc. required management to make significant estimates and assumptions related to the future revenue and cash flows forecast, technology life, royalty rate, base year annual recurring revenue, customer churn rate, and the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the future revenue and cash flows forecast, technology life, royalty rate, base year annual recurring revenue, customer churn rate, and the discount rates for the software technology and customer relationship intangible assets included the following, among others:
•We assessed the reasonableness of management’s estimates and assumptions included in the future revenue and cash flows forecast, base year annual recurring revenue, customer churn rate, and technology life by comparing the projections and other assumptions to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) valuation assumptions such as discount rates, royalty rate, and long-term growth rate used in the future revenue and cash flows forecast, among others, by:
◦Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the valuation assumptions selected by management.
◦We compared the estimated weighted average return on assets, internal rate of return, and the discount rates used in the valuation models and evaluated whether they were consistent with each other.
/s/ Deloitte & Touche LLP
Portland, Oregon
March 25, 2021

We have served as the Company's auditor since fiscal 2021.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Smartsheet Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Smartsheet Inc. and its subsidiaries (the “Company”) as of January 31, 2020, and the related consolidated statements of operations, of comprehensive loss, of change in convertible preferred stock and shareholders’ equity (deficit) and of cash flows for each of the two years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 31, 2020
We served as the Company's auditor from 2012 to 2020.

SMARTSHEET INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019
Revenue
Subscription	$352,782	$244,058	$157,529
Professional services	32,731	26,824	20,193
Total revenue	385,513	270,882	177,722
Cost of revenue
Subscription	59,374	32,707	19,297
Professional services	26,165	20,193	14,552
Total cost of revenue	85,539	52,900	33,849
Gross profit	299,974	217,982	143,873
Operating expenses
Research and development	118,722	95,469	58,841
Sales and marketing	230,281	176,060	106,067
General and administrative	71,443	50,227	34,049
Total operating expenses	420,446	321,756	198,957
Loss from operations	(120,472)	(103,774)	(55,084)
Interest income	1,444	8,410	3,307
Other income (expense), net	296	(462)	(1,815)
Loss before income tax provision (benefit)	(118,732)	(95,826)	(53,592)
Income tax provision (benefit)	(3,753)	114	293
Net loss and comprehensive loss	$(114,979)	$(95,940)	$(53,885)
Net loss per share, basic and diluted	$(0.95)	$(0.85)	$(0.65)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	120,663	112,991	83,141
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$442,200	$515,924
Short-term investments	—	50,532
Accounts receivable, net of allowances of $6,933 and $2,989, respectively	102,648	56,863
Prepaid expenses and other current assets	13,524	7,643
Total current assets	558,372	630,962
Restricted cash	18	865
Deferred commissions	60,529	48,255
Property and equipment, net	28,613	26,981
Operating lease right-of-use assets	81,081	57,590
Intangible assets, net	54,139	15,155
Goodwill	125,605	16,497
Other long-term assets	3,432	1,409
Total assets	$911,789	$797,714
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,851	$7,720
Accrued compensation and related benefits	47,861	39,635
Other accrued liabilities	17,263	12,428
Operating lease liabilities, current	17,059	13,020
Finance lease liabilities, current	—	2,465
Deferred revenue	222,689	157,972
Total current liabilities	307,723	233,240
Operating lease liabilities, non-current	71,925	47,913
Finance lease liabilities, non-current	—	1,664
Deferred revenue, non-current	1,308	837
Other long-term liabilities	3,904	—
Total liabilities	384,860	283,654
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2021 and January 31, 2020	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 123,272,902 shares issued and outstanding as of January 31, 2021; 500,000,000 shares authorized, 118,194,159 shares issued and outstanding as of January 31, 2020	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2020	—	—
Additional paid-in capital	898,366	770,518
Accumulated deficit	(371,437)	(256,458)
Total shareholders’ equity	526,929	514,060
Total liabilities and shareholders’ equity	$911,789	$797,714
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Change in Convertible Preferred Stock and Shareholders’ Equity (Deficit)
(dollars in thousands)

	Convertible Preferred Stock		Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2018	67,619,377	$112,687	20,280,741	$—	$25,892	$(106,633)	$(80,741)
Issuance of common stock under employee stock plans	—	—	4,331,279	—	10,221	—	10,221
Taxes paid related to net share settlement of equity awards	—	—	—	—	(380)	—	(380)
Issuance of common stock upon net exercise of warrant	—	—	134,603	—	2,598	—	2,598
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	11,745,088	—	160,401	—	160,401
Conversion of convertible preferred stock to common stock in connection with initial public offering	(67,619,377)	(112,687)	68,479,732	—	112,687	—	112,687
Share-based compensation expense	—	—	—	—	16,091	—	16,091
Net loss and comprehensive loss	—	—	—	—	—	(53,885)	(53,885)
Balances at January 31, 2019	—	—	104,971,443	—	327,510	(160,518)	166,992
Issuance of common stock under employee stock plans	—	—	4,197,716	—	25,519	—	25,519
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions and issuance costs	—	—	9,025,000	—	378,982	—	378,982
Share-based compensation expense	—	—	—	—	38,507	—	38,507
Net loss and comprehensive loss	—	—	—	—	—	(95,940)	(95,940)
Balances at January 31, 2020	—	—	118,194,159	—	770,518	(256,458)	514,060
Issuance of common stock under employee stock plans	—	—	4,435,143	—	30,330	—	30,330
Taxes paid related to net share settlement of equity awards	—	—	—	—	(2,150)	—	(2,150)
Issuance of restricted stock awards, net of cancellations	—	—	92,318	—	—	—	—
Issuance of common stock for acquisition	—	—	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	—	—	73,796	—	73,796
Net loss and comprehensive loss	—	—	—	—	—	(114,979)	(114,979)
Balances at January 31, 2021	—	$—	123,272,902	$—	$898,366	$(371,437)	$526,929
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(114,979)	$(95,940)	$(53,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	71,750	37,493	15,903
Remeasurement of convertible preferred stock warrant liability	—	—	1,326
Depreciation and amortization of property and equipment	10,969	10,687	7,194
Amortization of deferred commission costs	30,691	19,806	10,770
Unrealized foreign currency (gain) loss	(161)	82	37
Loss on disposal of assets	268	—	—
Amortization of intangible assets	6,286	2,762	510
Non-cash operating lease costs	11,924	7,971	—
Changes in operating assets and liabilities:
Accounts receivable	(43,112)	(25,965)	(15,265)
Prepaid expenses and other current assets	(3,678)	(3,909)	481
Operating lease right-of-use assets	—	(12,173)	—
Other long-term assets	(5,819)	(339)	207
Accounts payable	(4,915)	3,593	2,031
Other accrued liabilities	5,543	5,840	3,424
Accrued compensation and related benefits	5,811	11,994	8,732
Deferred commissions	(42,965)	(39,046)	(24,493)
Other long-term liabilities	3,904	(1,003)	1,322
Deferred revenue	60,534	61,646	38,851
Operating lease liabilities	(7,699)	5,631	—
Net cash used in operating activities	(15,648)	(10,870)	(2,855)
Cash flows from investing activities
Purchases of short-term investments	—	(100,532)	—
Proceeds from early termination of short-term investments	50,532	—	—
Purchases of long-term investments	—	(1,000)	—
Proceeds from maturity of investments	—	50,000	—
Purchases of property and equipment	(4,176)	(5,153)	(5,767)
Proceeds from sale of property and equipment	1,250	—	—
Capitalized internal-use software development costs	(7,608)	(6,699)	(3,017)
Payments for business acquisitions, net of cash acquired	(125,055)	(26,659)	(5,000)
Net cash used in investing activities	(85,057)	(90,043)	(13,784)
Cash flows from financing activities
Proceeds from initial public offering of common stock, net of underwriters' discounts and commissions	—	—	163,844
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	379,828	—
Payments on principal of finance leases	(4,129)	(4,167)	(3,253)
Payments of deferred offering costs	(59)	(798)	(2,603)
Proceeds from exercise of stock options	17,373	15,905	6,649
Taxes paid related to net share settlement of restricted stock units	(2,150)	—	(380)
Proceeds from Employee Stock Purchase Plan	14,758	11,254	7,064
Net cash provided by financing activities	25,793	402,022	171,321
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	471	(25)	(36)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(74,441)	301,084	154,646
Cash, cash equivalents, and restricted cash at beginning of period	516,789	215,705	61,059
Cash, cash equivalents, and restricted cash at end of period	$442,348	$516,789	$215,705

Supplemental disclosures
Cash paid for interest	$114	$243	$324
Cash paid for income taxes	168	106	8
Purchases of fixed assets under finance leases	—	2,364	2,639
Right-of-use assets obtained in exchange for new operating lease liabilities	35,415	12,173	—
Accrued purchases of property and equipment (including internal-use software)	1,080	1,155	992
Deferred offering costs, accrued but not yet paid	—	60	12
Share-based compensation capitalized in internal-use software development costs	1,986	1,014	189
Fair value of shares issued as consideration for acquisition	25,872	—	—

See notes to consolidated financial statements.

SMARTSHEET INC.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is a leading cloud-based platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale. Customers access their accounts online via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
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
The conversion occurred pursuant to the Articles, which provide that each share of Class B common stock would convert automatically, without further action by the Company, into one share of Class A common stock at the close of business on the date on which the outstanding shares of Class B common stock represented less than 15% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. In accordance with the Articles, the shares of Class B common stock that converted as a result of the automatic conversion were retired and will not be reissued by the Company.
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
Liquidity
The Company continues to be subject to the risks and challenges associated with companies at a similar stage of development, including the ability to raise additional capital to support future growth. Since inception through January 31, 2021, the Company has incurred losses from operations and accumulated a deficit of $371.4 million. Historically, the Company has financed its operations primarily through payments received from customers for subscriptions and professional services, net proceeds we received through sales of equity securities, option exercises, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), finance leases, and interest income. The Company believes its existing cash will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.
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
The Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;

•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to the Company’s platform is provided, as no implementation work is required, if consideration the Company is entitled to receive is probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
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
On occasion, the Company sells its subscriptions to third-party resellers. The price at which the Company sells to the reseller is typically discounted, as compared to the price at which the Company would sell to an end customer, in order to enable the reseller to realize a margin on the eventual sale to the end customer. As our pricing to the reseller is fixed, and the Company does not have visibility into the pricing provided by the reseller to the end customer, the revenue is recorded net of any reseller margin.
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
The allowance for doubtful accounts is based on the Company’s estimated expected credit losses derived upon assessment of various factors including historical trends on collectibility, composition of accounts receivable by aging, current market conditions, reasonable and supportable forecasts of future economic conditions, and other factors. As of January 31, 2021, our allowance for doubtful accounts reflects increased collectibility concerns stemming from the macroeconomic conditions resulting from the COVID-19 pandemic and may increase in future periods as we ascertain further impacts to our customers and business.
The estimated credit losses are recorded to the allowance for doubtful accounts in the consolidated balance sheets, with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the consolidated statements of operations and comprehensive loss.
Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	January 31,
	2021	2020	2019
Beginning balance	$2,989	$1,234	$457
Additions	6,540	3,384	1,626
Write-offs	(2,596)	(1,629)	(849)
Ending balance	$6,933	$2,989	$1,234
Deferred revenue
Deferred revenue is recorded for subscription services contracts upon establishment of unconditional right to payment under a non-cancelable contract before transferring the related services to the customer. Deferred revenue for such services is amortized into revenue over time, as those subscription services are delivered.
Similarly, the Company records deferred revenue for fixed-fee professional services upon establishment of an unconditional right to payment under a non-cancelable contract. Deferred revenue for training services is recognized as revenue upon delivery of training services or upon expiration of customer’s right to receive such services. Deferred revenue for consulting services is recognized as revenue as hours of service are delivered to the customer.
Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and comprehensive loss. The Company evaluates the period of benefit and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Overhead allocations
The Company allocates shared costs, such as facilities (including rent, utilities, and depreciation on equipment shared by all departments), and information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Cash, cash equivalents, and short-term investments
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Investments with terms greater than three months but less than or equal to twelve months are included in short-term investments. Interest income earned on cash, cash equivalents, and short-term investments is recorded in interest income in the accompanying consolidated statements of operations and comprehensive loss.
Restricted cash
Restricted cash as of January 31, 2021 primarily consisted of $0.1 million related to Australian employee ESPP contributions.
Restricted cash as of January 31, 2020 consisted of $0.9 million related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.
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
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	January 31,
	2021	2020	2019
Cash and cash equivalents	$442,200	$515,924	$213,085
Restricted cash included in prepaid expenses and other current assets	130	—	—
Restricted cash	18	865	2,620
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$442,348	$516,789	$215,705
Business combinations
When we acquire a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of the assets acquired and liabilities assumed, especially with respect to the identifiable intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the cost savings expected to be derived from acquiring an asset, its expected remaining economic useful life, and the appropriate discount rate to employ in the valuation analyses in order to properly account for the risk associated with the asset’s expected future cash flows. These estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive loss.
Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and acquired intangible assets

The Company evaluates goodwill for impairment at the reporting unit level on an annual basis (September 1), or whenever events or changes in circumstances indicate that impairment may exist. Events or changes in circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, the Company calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. No impairment charges were recorded for the years ended January 31, 2021, 2020, or 2019.
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
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, hardware- and software-related costs, allocated overhead, costs of outside services used to supplement our internal staff, and travel-related costs.
Internal-use software costs of $9.5 million were capitalized in the year ended January 31, 2021, all of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold. Internal-use software costs of $8.1 million were capitalized in the year ended January 31, 2020, of which $5.8 million related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $3.6 million, $2.3 million and $1.0 million for the years ended January 31, 2021, 2020 and 2019, respectively.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.

Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on our consolidated balance sheets. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2021, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
We utilize certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our real estate operating leases typically include non-lease components such as common-area maintenance costs.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, intangible assets, operating lease ROU assets, and internal-use software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, the assets are determined to be impaired and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. No significant impairments of long-lived assets were recorded during any of the periods presented.
Self-funded health insurance
In December 2017, the Company elected to partially self-fund its health insurance plan. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2021 and 2020, the Company’s net self-insurance reserve estimate was $1.3 million and $0.9 million, respectively, included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. Advertising and marketing expenses, inclusive of lead generation costs, were $31.6 million, $35.5 million, and $20.6 million for the years ended January 31, 2021, 2020, and 2019, respectively.
Deferred offering costs
Deferred offering costs of $3.4 million, primarily consisting of legal, accounting, and other fees related to the IPO, were offset against proceeds upon the closing of the IPO on May 1, 2018. Deferred offering costs of $0.9 million were offset against proceeds upon the closing of the follow-on offering on June 14, 2019.

Convertible preferred stock warrant liability
The Company classified its warrant to purchase convertible preferred stock as a liability. The Company adjusted the carrying value of the warrant liability to fair value at the end of each reporting period utilizing the Black-Scholes option pricing model. The convertible preferred stock warrant liability was included on the Company’s consolidated balance sheets and its revaluation was recorded as an expense in other income (expense), net on the consolidated statement of operations and comprehensive loss for the fiscal year ended 2019. Upon the closing of the IPO on May 1, 2018, the related warrant liability was reclassified to additional paid-in capital.
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
No individual customer represented more than 10% of accounts receivable as of January 31, 2021 or 2020. No individual customer represented more than 10% of revenue for the years ended January 31, 2021, 2020, or 2019.
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
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of the Company’s common stock shares outstanding during the respective period. Net loss is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.

The Company calculates diluted net loss per share using the treasury stock and if-converted methods, which consider the potential impacts of outstanding stock options, restricted stock units (“RSUs”), shares issuable pursuant to our ESPP, warrants, and convertible preferred stock. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculated using the same formula as basic net loss per share.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and has amended the standard thereafter, which modifies the accounting methodology for most financial instruments. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Additionally, any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted the standard effective February 1, 2020. The adoption did not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard effective February 1, 2020 on a prospective basis. During the year ended January 31, 2021, a total of $2.0 million of costs related to cloud-computing arrangements were capitalized and were included in other long-term assets on the consolidated balance sheets as of January 31, 2021.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies certain aspects of accounting for income taxes. The guidance is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The adoption did not have a material effect on the Company’s consolidated financial statements.

3. Revenue from Contracts with Customers
During the years ended January 31, 2021, 2020, and 2019 the Company recognized $155.2 million, $93.0 million, and $55.3 million of subscription revenue, respectively, and $3.4 million, $2.1 million, and $1.5 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2021, approximately $259.1 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $253.4 million related to subscription services and $5.7 million related to professional services. Approximately 91% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $60.5 million and $48.3 million as of January 31, 2021 and 2020, respectively.
Amortization expense for deferred commissions was $30.7 million, $19.8 million, and $10.8 million for the years ended January 31, 2021, 2020, and 2019, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(114,979)	$(95,940)	$(53,885)
Denominator:
Weighted-average common shares outstanding	120,663	112,991	83,141
Net loss per share, basic and diluted	$(0.95)	$(0.85)	$(0.65)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	January 31,
	2021	2020	2019
Shares subject to outstanding common stock awards	11,299	12,215	13,297
Shares issuable pursuant to the Employee Stock Purchase Plan	162	165	134
Total potentially dilutive shares	11,461	12,380	13,431

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
Assets and liabilities measured at fair value on a recurring basis
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,281	$—	$—	$378,281
Total assets	$378,281	$—	$—	$378,281

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$279,160	$—	$—	$279,160
Certificates of deposit	—	50,585	—	50,585
Short-term investments:
Certificates of deposit	—	50,532	—	50,532
Total assets	$279,160	$101,117	$—	$380,277
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the years ended January 31, 2021 or 2020.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Business Combinations, and Note 9, Goodwill and Net Intangibles, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

7. Property and Equipment, Net
As of the dates specified below, property and equipment consisted of the following (in thousands):

	January 31,
	2021	2020
Computer equipment	$9,630	$22,513
Computer software, purchased and developed	21,876	14,673
Furniture and fixtures	7,662	6,712
Leasehold improvements	5,500	4,501
Total property and equipment	44,668	48,399
Less: accumulated depreciation	(16,055)	(21,418)
Total property and equipment, net	$28,613	$26,981
Depreciation expense was $11.0 million, $10.7 million, and $7.2 million for the years ended January 31, 2021, 2020, and 2019, respectively.
As of January 31, 2021, we had no equipment under finance leases. As of January 31, 2020, property and equipment included $14.2 million of data center equipment purchased under finance leases and related accumulated depreciation of $10.2 million. Depreciation expense related to finance leases, which is included in total depreciation expense described immediately above, was $3.1 million, $4.3 million, and $3.6 million for the years ended January 31, 2021, 2020, and 2019, respectively. These leased assets are included in the computer equipment category in the table above.
8. Business Combinations
Brandfolder
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expenses in the consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A Common Stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s common shares on the acquisition date.
Of the cash paid at closing, $0.8 million is held in a third-party escrow account for a 12-month period after closing to secure our indemnification rights under the Brandfolder Merger Agreement.
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. We incurred share-based compensation expense related to these awards of $0.5 million during the year ended January 31, 2021.

We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income and cost approaches. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

September 14, 2020
Cash	$2,530
Accounts receivable	2,649
Contract assets	1,620
Right-of-Use assets	895
Other assets	991
Intangible assets	45,270
Goodwill	109,108
Accounts payable, accrued expenses and other current liabilities	(1,411)
Deferred revenue	(4,655)
Lease liabilities, non-current	(522)
Net deferred tax liability	(4,014)
Total	$152,461
The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expanded market opportunities. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The primary areas that remain preliminary as of January 31, 2021 relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The goodwill recognized upon acquisition is not expected to be deductible for U.S. federal income tax purposes.
We engaged a third-party valuation specialist to aid our analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life	Discount Rate
Software technology	$17,400	5 years	10.0%
Customer relationships	16,590	7 years	11.0%
Customer relationships - reseller	7,280	7 years	13.0%
Trade name	4,000	9 years	13.8%
Total intangible assets	$45,270
The identifiable intangible assets were valued as follows:

Software technology - we valued the finite-lived software technology using a relief-from-royalty method under the income approach. This method estimates fair value by forecasting avoided royalties, reducing them by maintenance-related research and development expenses and taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of significant assumptions with respect to the future revenue forecast, technology life, royalty rate, and the discount rate.
Customer relationships - we valued the finite-lived customer relationships using the multi-period excess earnings method. This method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of the significant assumptions with respect to the future cash flows forecast, base year annual recurring revenue, customer churn rate, and the discount rate.
Customer relationships - reseller - we valued the finite-lived reseller-related customer relationships using an incremental cash flow approach. This method involves forecasting the incremental revenues expected to be generated by having the existing reseller relationship in place at acquisition, reducing them by appropriate operating expenses, taxes, and returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of significant assumptions with respect to the future cash flows forecast and the discount rate.
Trade name - we valued the finite-lived trade name using the relief-from-royalty method under the income approach. This method involves forecasting avoided royalties, reducing them by income taxes, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of significant assumptions with respect to our income forecast.

The related software technology amortization expense is recognized over its useful life within cost of revenues in the consolidated statements of operations and comprehensive loss. The amortization expense related to customer relationships and trade name intangible assets are recognized over their useful lives within sales and marketing in our consolidated statements of operations and comprehensive loss. The weighted-average amortization period of the acquired intangible assets is 6.4 years.
The amounts of revenue and earnings of Brandfolder included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date of September 14, 2020 to January 31, 2021 are as follows (in thousands):

January 31, 2021
Revenue	$5,683
Loss before income tax benefit	(4,758)

The following unaudited pro forma financial information is for illustrative purposes only and summarizes the combined results of operations for Smartsheet Inc. and Brandfolder, as though the companies were combined as of the beginning of the Company’s fiscal year 2020. The unaudited pro forma financial information was as follows (in thousands):

	January 31,
	2021	2020

Revenue	$397,160	$278,200
Loss before income tax provision (benefit)	(122,148)	(112,351)
Net loss	(122,410)	(107,374)
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

Fiscal 2019 Acquisition
On January 11, 2019, Smartsheet Inc. purchased 100% of the issued and outstanding capital stock of TernPro, Inc. in an all-cash transaction for a total purchase price of $6.0 million. As a result of this acquisition, the Company recorded goodwill of $5.2 million; identifiable intangible assets of $0.8 million, of which $0.5 million related to acquired software technology, and $0.3 million related to customer relationships; and other net assets of less than $0.1 million. In addition, the Company recorded a long-term liability of $1.0 million related to a holdback payable on the 18-month anniversary of the closing date. As of January 31, 2020, the liability of $1.0 million was classified as short-term, and was included within other accrued liabilities on the consolidated balance sheet.
9. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the years ended January 31, 2021 and 2020 were as follows (in thousands):

Goodwill balance as of January 31, 2019	$5,496
Addition - acquisition of 10,000ft	11,181
Working capital adjustment - acquisition of 10,000ft	(180)
Goodwill balance as of January 31, 2020	16,497
Addition - acquisition of Brandfolder	109,381
Measurement period adjustment - acquisition of Brandfolder	(273)
Goodwill balance as of January 31, 2021	$125,605
No goodwill impairments were recorded during the years ended January 31, 2021, 2020, or 2019.
The following table presents the components of net intangible assets (in thousands):

	As of January 31, 2021			As of January 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(4,115)	$21,285	$9,866	$(2,325)	$7,541
Acquired customer relationships	32,150	(3,235)	28,915	8,350	(900)	7,450
Trade names	4,100	(233)	3,867	100	(28)	72
Patents	170	(111)	59	170	(91)	79
Domain name	13	—	13	13	—	13
Total	$61,833	$(7,694)	$54,139	$18,499	$(3,344)	$15,155
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

	As of January 31, 2021		As of January 31, 2020
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$21,285	4.3	$7,541	4.0
Acquired customer relationships	28,915	6.5	7,450	7.1
Trade names	3,867	8.6	72	1.9
Total	$54,067	5.8	$15,063	5.5
Amortization expense related to intangible assets was $6.3 million, $2.8 million, and $0.5 million for the years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2022	$10,074
2023	9,942
2024	9,942
2025	8,741
2026	7,023
Thereafter	8,404
Total	$54,126

10. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (“2005 Plan”), the 2015 Equity Incentive Plan (“2015 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan”).
The Company has also issued RSUs to employees pursuant to the 2015 Plan and the 2018 Plan.
During the year ended January 31, 2021, the Company issued restricted stock awards (“RSAs”) to certain Brandfolder employees subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs is dependent on continuous employment, these were not considered part of the purchase price in accounting for the acquisition.
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years. Shares offered under our equity plans are authorized but unissued. The RSAs are measured based on the grant date fair value of the awards and vest over a three-year period.
Stock options
The following table includes a summary of the option activity during the year ended January 31, 2021:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2020	9,076,671	$8.18	7.3	$365,766
Granted	533,403	44.85
Exercised	(2,868,335)	5.94
Forfeited or canceled	(208,265)	11.05
Outstanding at January 31, 2021	6,533,474	12.07	6.4	376,789
Exercisable at January 31, 2021	4,479,472	6.92	5.9	281,419
Vested and expected to vest at January 31, 2021	6,451,907	11.81	6.4	373,727
The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2021, 2020, and 2019 was $18.95, $17.11, and $4.66, respectively. The total grant date fair value of stock options vested was $11.1 million, $11.1 million, and $5.8 million during the years ended January 31, 2021, 2020, and 2019, respectively.
The intrinsic value of options exercised was $141.3 million, $136.6 million, and $66.7 million during the years ended January 31, 2021, 2020, and 2019, respectively.

Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2021:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2020	3,138,330	$39.32
Granted	3,438,377	43.19
Vested	(1,225,145)	39.27
Forfeited or canceled	(586,322)	39.10
Outstanding at January 31, 2021	4,765,240	42.15
An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2021, 2020, and 2019 was $43.19, $41.62, and $26.12, respectively.
Restricted stock awards
The following table includes a summary of RSA activity during the year ended January 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2020	—	$—
Granted	96,620	46.93
Vested	—	—
Forfeited or canceled	(4,302)	46.93
Outstanding at January 31, 2021	92,318	46.93
The weighted-average grant date fair value of RSAs granted during the year ended January 31, 2021 was $46.93.
2018 Employee Stock Purchase Plan
In April 2018, we adopted our ESPP. The ESPP became effective on April 26, 2018, with the effective date of our IPO.
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
The following table includes a summary of shares available for issuance under our 2018 Plan and our 2018 ESPP during the year ended January 31, 2021:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2020	10,921,562	2,438,717
Authorized	5,909,708	1,181,942
Granted	(3,971,780)	(386,143)
Forfeited	794,587	—
Balance at January 31, 2021	13,654,077	3,234,516
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
As of January 31, 2021, $6.8 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the consolidated balance sheet.
Valuation assumptions
The fair value of employee stock options and ESPP purchase rights was estimated using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2021	2020	2019
Employee Stock Options
Risk-free interest rate	0.6%-0.7%	2.3%-2.6%	2.7%-2.9%
Expected volatility	43.0%-43.5%	42.3%-42.5%	40.2%-40.8%
Expected term (in years)	6.25	6.19-6.25	6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	0.1%-1.9%	1.9%-2.5%	2.0%-2.4%
Expected volatility	39.9%-68.0%	38.3%-51.1%	38.3%-42.2%
Expected term (in years)	0.50	0.49-0.50	0.33-0.49
Expected dividend yield	—%	—%	—%
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
Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of subscription revenue	$4,385	$1,392	$346
Cost of professional services revenue	2,146	1,259	466
Research and development	25,072	14,260	5,873
Sales and marketing	25,921	12,937	5,163
General and administrative	14,498	7,716	4,055
Total share-based compensation	$72,022	$37,564	$15,903
As of January 31, 2021, there was a total of $194.4 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.85 years.
11. Income Taxes
The Company is liable for income taxes in the United States, the United Kingdom, and Australia.
U.S. and international components of loss before income tax provision (benefit) were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$(120,958)	$(96,810)	$(53,939)
Foreign	2,226	984	347
Loss before income tax provision (benefit)	$(118,732)	$(95,826)	$(53,592)
The income tax provision (benefit) consisted of (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	115	85	34
Foreign	63	17	69
Total current tax provision (benefit)	178	102	103
Deferred and other:
Federal	(3,117)	—	203
State	(898)	—	—
Foreign	84	12	(13)
Total deferred tax provision (benefit)	(3,931)	12	190

Total income tax provision (benefit)	$(3,753)	$114	$293

Income tax benefit for the year ended January 31, 2021 was recognized primarily due to a release of the Company’s federal and state valuation allowance on deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of Brandfolder offset by income taxes in foreign jurisdictions and state income taxes.
Income tax expense for the year ended January 31, 2020 was recognized primarily due to income taxes in foreign jurisdictions and state income taxes.
Income tax expense for the year ended January 31, 2019 was recognized primarily due to changes in purchase accounting related to the acquisition of Converse.AI that reduced the overall acquired deferred tax liability. As a result, the increase in the valuation allowance was recognized in income tax expense.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company elected to defer the employer portion of Social Security taxes and recorded the expense as incurred. As of January 31, 2021 these taxes totaled $7.8 million, of which $3.9 million was recorded in accrued compensation and related benefits and $3.9 million was recorded in other long-term liabilities on our consolidated balance sheet. The deferral of these taxes does not impact the Company’s consolidated statements of operations and comprehensive loss.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. The Company has determined that this Act will not have a significant impact on our effective tax rate.
The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Expected provision at statutory federal rate	$(24,934)	$(20,124)	$(11,254)
Tax credits	(5,657)	(5,798)	(2,408)
Change in valuation allowance	51,296	47,412	17,487
Share-based compensation	(24,057)	(22,009)	(4,631)
Other	(401)	633	1,099
Total income tax provision (benefit)	$(3,753)	$114	$293

U.S. federal tax net operating loss carryforwards (“NOLs”) were approximately $390.6 million at January 31, 2021. U.S. federal NOLs of $336.1 million may be carried forward indefinitely, and U.S. federal NOLs of $54.5 million will expire on various dates starting in 2025.
As of January 31, 2021, the Company’s tax credit carryforwards for income tax purposes were approximately $17.9 million net of uncertain tax positions for research and development credits. If not used, the tax credit carryforwards will begin to expire in 2031.
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2021 and 2020 were as follows (in thousands):

	January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$95,219	$49,433
Deferred revenue	55,167	39,542
Lease liabilities	21,725	14,243
Tax credits	17,912	12,094
Share-based compensation	9,877	6,661
Accrued compensation	5,403	3,308
Other	570	625
Total deferred tax assets	205,873	125,906
Valuation allowance	(159,673)	(100,240)
Total deferred tax assets, net	46,200	25,666
Deferred tax liabilities:
Lease right-of-use assets	(20,527)	(13,475)
Capitalized commissions	(14,745)	(11,724)
Intangibles	(10,057)	(15)
Property and equipment	(934)	(431)
Total deferred tax liabilities	(46,263)	(25,645)
Net deferred tax assets/(liabilities)	$(63)	$21
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. and U.K. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $59.4 million during the year ended January 31, 2021. The increase in the valuation allowance was primarily related to U.S. federal and state losses incurred during the year.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended January 31,
	2021	2020	2019
Balance, beginning of the year	$3,339	$1,416	$683
Increases to tax positions taken during the current year	2,046	1,850	808
Increases to tax positions taken in prior years	11	73	—
Decreases to tax positions taken in prior years	(113)	—	(75)
Balance, end of year	$5,283	$3,339	$1,416
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
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2021 and 2020. As of January 31, 2021 and 2020, the Company had $5.3 million and $3.3 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $5.3 million and $3.3 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2021, 2020, and 2019.

12. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. During the year ended January 31, 2020 and during the nine months ended October 31, 2020 the Company had finance leases primarily related to data center equipment. During the three months ended January 31, 2021 the Company paid off all finance leases.
Our leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended January 31,
	2021	2020
Operating lease cost	$15,586	$11,494
Finance lease cost:
Amortization of assets	3,093	4,195
Interest on lease liabilities	114	250
Short-term lease cost	1,493	845
Variable lease cost	2,606	1,865
Total lease costs	$22,892	$18,649

Supplemental balance sheet information related to leases was as follows (in thousands):

		January 31,
	Financial Statement Line Item	2021	2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$81,081	$57,590
Finance lease assets	Property and equipment, net	—	3,939
Total leased assets		$81,081	$61,529

Liabilities:
Current
Operating lease liabilities	Operating lease liabilities, current	$17,059	$13,020
Finance lease liabilities	Finance lease liabilities, current	—	2,465
Non-current
Operating lease liabilities	Operating lease liabilities, non-current	71,925	47,913
Finance lease liabilities	Finance lease liabilities, non-current	—	1,664
Total lease liabilities		$88,984	$65,062
Other information related to leases was as follows (dollars in thousands):

	Year Ended January 31,
	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases*	$14,249	$9,990
Operating cash flows related to finance leases	$114	$243
Financing cash flows related to finance leases	$4,129	$4,167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35,415	$12,173
Finance leases	$—	$2,364

Weighted-average remaining lease term (in years):
Operating leases	6.2	5.8
Finance leases	0	1.8

Weighted-average discount rate:
Operating leases	5.1%	5.9%
Finance leases	—%	4.7%
*Includes cash paid for lease liability accretion of $4.0 million and $4.4 million for the years ended January 31, 2021 and 2020, respectively.

As of January 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Fiscal 2022	$17,472
Fiscal 2023	17,698
Fiscal 2024	17,731
Fiscal 2025	15,396
Fiscal 2026	13,348
Thereafter	21,548
Total lease payments	103,193
Less: imputed interest	(14,209)
Total	$88,984
Total rent and related operating expenses recorded under Topic 840, the previous lease standard, totaled $8.9 million for the year ended January 31, 2019.
13. Commitments and Contingencies
Lease commitments
We have entered into various non-cancelable lease agreements related to our corporate offices and certain equipment. For additional information regarding our lease agreements, see Note 12.
Purchase commitments
During the year ended January 31, 2021, the Company entered into a four-year commitment with a cloud-based hosting service provider for $75.0 million. This commitment replaced our three-year commitment for $15.0 million disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2020. As of January 31, 2021, $67.5 million remained unpaid, of which $16.3 million of upfront payments are to be paid in fiscal 2022, $18.8 million of upfront payments are to be paid in fiscal 2023, $21.3 million of upfront payments are to be paid in fiscal 2024, and $11.3 million of upfront payments are to be paid in fiscal 2025. Total payments may exceed upfront payment amounts based on on-demand usage.
In the three months ended January 31, 2021, the Company entered into a three-year commitment with a separate cloud-based hosting service provider for $3.2 million. As of January 31, 2021, the entire commitment amount of $3.2 million remained unpaid. Payments are to be made monthly based on usage through fiscal 2024.
Legal matters
An indemnification claim has been made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. At this time, the Company cannot reasonably estimate the probability or magnitude of any alleged indemnification claim and does not believe that any advancement claim settlement would be material.
From time to time in the normal course of business, the Company may be subject to various other legal matters such as threatened or pending claims or proceedings. Although management currently believes that resolution of such matters, individually and in the aggregate, will not have a material impact on our financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.
14. 401(k) and Pension Plans

In March 2008, the Company initiated a 401(k) plan for the benefit of all United States employees. In the second quarter of fiscal 2021, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible pay during the period. During the year ended January 31, 2021, we recognized an expense of $4.4 million related to matching contributions. No employer contributions were made to the 401(k) plan by the Company during the years ended January 31, 2020 or 2019.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. In January 2020, the Company began contributing to a pension plan for the benefit of its employees based in Australia. We recognized an expense related to employer contributions of $1.0 million, $0.3 million, and less than $0.1 million during the years ended January 31, 2021, 2020 and 2019, respectively.
15. Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of, or serve in an advisory capacity to, companies that are customers or vendors of the Company. Related-party transactions were not material as of and for the years ended January 31, 2021, 2020, and 2019.
16. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2021	2020	2019

United States	$314,177	$214,492	$135,761
EMEA	37,463	29,246	21,087
Asia Pacific	15,325	12,969	11,863
Americas other than the United States	18,548	14,175	9,011
Total	$385,513	$270,882	$177,722
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

January 31,
2021

United States	$85,740
EMEA	5,007
Asia Pacific	2,020
Total	$92,767
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.

As of January 31, 2020, there was no significant property and equipment and operating lease right-of-use assets owned by the Company outside of the United States.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 31, 2021.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2021 at the reasonable assurance level.
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
 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2021, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of January 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
 Changes in Internal Control Over Financial Reporting

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
During the fiscal year ended January 31, 2021, we executed on efforts designed to remediate identified material weaknesses. Specifically, we:
•completed risk assessment and control design evaluation across multiple financially relevant business processes and systems while working with one of the four largest global accounting firms;
•designed and implemented IT general controls for all financially relevant systems;
•enhanced processes and controls in our order entry and revenue recognition cycles including as related to IT general controls around that cycle;
•hired a Senior Director of Internal audit with multiple years of internal control experience who has led internal audit teams and who onboarded a team of qualified internal auditors including a Senior Manager with significant IT general control experience.
We have tested and evaluated the implementation of new or revised processes and internal controls, in addition to all other financially relevant processes and internal controls, to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect material errors in our financial statements and have concluded that the material weaknesses have been remediated as of January 31, 2021.
Other than as stated above, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
    None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2021.

Part IV
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
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated May 19, 2017, as amended by the First Amendment to Amended and Restated Investors’ Rights Agreement October 26, 2017	S-1	333-223914	4.2	March 26, 2018
4.3	Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38464	4.3	March 31, 2020
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.4	April 16, 2018
10.5⸶	2018 Employee Stock Purchase Plan, and form of offering document thereunder	S-1/A	333-223914	10.5	April 16, 2018
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Jennifer E. Ceran, dated July 25, 2016	S-1	333-223914	10.7	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.10⸶	Offer Letter by and between the Registrant and Gene M. Farrell, dated May 1, 2017	S-1	333-223914	10.10	March 26, 2018
10.11⸶	Offer Letter by and between the Registrant and Kara Hamilton, dated August 9, 2012	S-1	333-223914	10.11	March 26, 2018
10.12⸶	Offer Letter by and between the Registrant and Paul Porrini, dated February 19, 2018	S-1	333-223914	10.12	March 26, 2018
10.13⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018

10.14	Bank of America Building Office Lease by and between the Registrant and Bellevue Place Office, LLC dated October 27, 2014, as amended	S-1	333-223914	10.14	March 26, 2018
10.15	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated June 21, 2017	10-K	001-38464	10.15	April 1, 2019
10.16	First Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 7, 2017	10-K	001-38464	10.16	April 1, 2019
10.17	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated March 3, 2016	10-K	001-38464	10.17	April 1, 2019
10.18	Fourth Lease Addendum to Bank of America Building Office Lease by and between Smartsheet Inc. and Bellevue Place Office, LLC dated October 27, 2014	10-K	001-38464	10.18	April 1, 2019
10.19⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	10-K	001-38464	10.19	April 1, 2019
10.20⸶	Offer Letter by and between the Registrant and Anna Griffin, dated March 21, 2019	10-Q	001-38464	10.2	June 7, 2019
10.21	2019 Cash Incentive Plan	10-Q	001-38464	10.1	June 7, 2019
10.22⸶	Offer Letter by and between the Registrant and Pete Godbole, dated November 6, 2020					X
16.1	Letter from PricewaterhouseCoopers LLP dated April 30, 2020	8-K	001-38464	16.1	April 30, 2020
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2021, formatted in Inline XBRL (included in Exhibit 101)	X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 25, 2021

SMARTSHEET INC.

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 25, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark P. Mader and Pete Godbole, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, proxies, and agents, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	March 25, 2021
Mark P. Mader	(Principal Executive Officer)

/s/ Pete Godbole	Chief Financial Officer and Treasurer	March 25, 2021
Pete Godbole	(Principal Financial and Accounting Officer)

/s/ Geoffrey T. Barker	Chair of the Board of Directors	March 25, 2021
Geoffrey T. Barker

/s/ Alissa Abdullah	Director	March 25, 2021
Alissa Abdullah

/s/ Brent Frei	Director	March 25, 2021
Brent Frei

/s/ Elena Gomez	Director	March 25, 2021
Elena Gomez

/s/ Michael Gregoire	Director	March 25, 2021
Michael Gregoire

/s/ Matthew McIlwain	Director	March 25, 2021
Matthew McIlwain

/s/ Rowan Trollope	Director	March 25, 2021
Rowan Trollope

/s/ James N. White	Director	March 25, 2021
James N. White

/s/ Magdalena Yesil	Director	March 25, 2021
Magdalena Yesil