Form 10-Q
period 2021-04-30
SMARTSHEET INC
filed 2021-06-04
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 28, 2021, there were 125,111,961 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2021

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue
Subscription	$108,013	$77,163
Professional services	9,069	8,324
Total revenue	117,082	85,487
Cost of revenue
Subscription	18,563	11,781
Professional services	8,009	6,660
Total cost of revenue	26,572	18,441
Gross profit	90,510	67,046
Operating expenses
Research and development	36,474	25,991
Sales and marketing	71,379	54,783
General and administrative	21,018	15,096
Total operating expenses	128,871	95,870
Loss from operations	(38,361)	(28,824)
Interest income	11	1,327
Other income (expense), net	1,327	(214)
Loss before income tax provision	(37,023)	(27,711)
Income tax provision	49	73
Net loss and comprehensive loss	$(37,072)	$(27,784)
Net loss per share, basic and diluted	$(0.30)	$(0.23)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	124,110	118,868
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$439,656	$442,200
Accounts receivable, net of allowances of $6,255 and $6,933, respectively	89,310	102,648
Prepaid expenses and other current assets	17,454	13,524
Total current assets	546,420	558,372
Restricted cash	18	18
Deferred commissions	66,669	60,529
Property and equipment, net	32,389	28,613
Operating lease right-of-use assets	77,590	81,081
Intangible assets, net	51,618	54,139
Goodwill	125,605	125,605
Other long-term assets	3,167	3,432
Total assets	$903,476	$911,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,832	$2,851
Accrued compensation and related benefits	35,780	47,861
Other accrued liabilities	11,704	17,263
Operating lease liabilities, current	17,381	17,059
Deferred revenue	238,691	222,689
Total current liabilities	306,388	307,723
Operating lease liabilities, non-current	68,698	71,925
Deferred revenue, non-current	976	1,308
Other long-term liabilities	3,904	3,904
Total liabilities	379,966	384,860
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2021 and January 31, 2021	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 124,610,729 shares issued and outstanding as of April 30, 2021; 500,000,000 shares authorized, 123,272,902 shares issued and outstanding as of January 31, 2021	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of April 30, 2021; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021	—	—
Additional paid-in capital	932,019	898,366
Accumulated deficit	(408,509)	(371,437)
Total shareholders’ equity	523,510	526,929
Total liabilities and shareholders’ equity	$903,476	$911,789
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended April 30, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$526,929
Issuance of common stock under employee stock plans	1,337,827	—	12,315	—	12,315
Taxes paid related to net share settlement of equity awards	—	—	(2,763)	—	(2,763)
Share-based compensation expense	—	—	24,101	—	24,101
Net loss and comprehensive loss	—	—	—	(37,072)	(37,072)
Balances at April 30, 2021	124,610,729	$—	$932,019	$(408,509)	$523,510

	Three Months Ended April 30, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$514,060
Issuance of common stock under employee stock plans	1,269,951	—	10,300	—	10,300
Taxes paid related to net share settlement of equity awards	—	—	(969)	—	(969)
Share-based compensation expense	—	—	14,756	—	14,756
Net loss and comprehensive loss	—	—	—	(27,784)	(27,784)
Balances at April 30, 2020	119,464,110	$—	$794,605	$(284,242)	$510,363

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities
Net loss	$(37,072)	$(27,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	23,717	14,362
Depreciation and amortization of property and equipment	2,271	2,988
Amortization of deferred commission costs	9,201	6,719
Unrealized foreign currency (gain) loss	(319)	97
Amortization of intangible assets	2,521	849
Non-cash operating lease costs	3,491	2,736
Changes in operating assets and liabilities:
Accounts receivable	13,357	7,442
Prepaid expenses and other current assets	(3,634)	(2,213)
Other long-term assets	199	(804)
Accounts payable	(1,072)	(1,996)
Other accrued liabilities	(5,480)	(1,853)
Accrued compensation and related benefits	(7,465)	(19,861)
Deferred commissions	(15,341)	(8,321)
Other long-term liabilities	—	1,531
Deferred revenue	15,670	4,405
Operating lease liabilities	(3,005)	(2,582)
Net cash used in operating activities	(2,961)	(24,285)
Cash flows from investing activities
Proceeds from early termination of short-term investments	—	50,532
Purchases of property and equipment	(3,220)	(1,018)
Capitalized internal-use software development costs	(2,017)	(2,244)
Net cash provided by (used in) investing activities	(5,237)	47,270
Cash flows from financing activities
Payments on principal of finance leases	—	(680)
Payments of deferred offerings costs	—	(59)
Proceeds from exercise of stock options	3,403	3,467
Taxes paid related to net share settlement of restricted stock units	(2,763)	(969)
Proceeds from Employee Stock Purchase Plan	4,687	3,614
Net cash provided by financing activities	5,327	5,373
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	447	(249)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,424)	28,109
Beginning of period	442,348	516,789
End of period	$439,924	$544,898

Supplemental disclosures
Cash paid for interest	$—	$46
Cash paid for income taxes	27	14
Right-of-use assets obtained in exchange for new operating lease liabilities	—	13,076
Accrued purchases of property and equipment (including internal-use software)	1,505	709
Share-based compensation expense capitalized in internal-use software development costs	384	350

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2021 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on March 25, 2021.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, and Australia. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of results to be expected for the full year ending January 31, 2022, or for any other interim period, or for any future year.
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
Restricted cash
Restricted cash as of April 30, 2021 and January 31, 2021 was $0.3 million and $0.1 million, respectively, primarily related to Australian employee ESPP contributions.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	April 30,
	2021	2020
Cash and cash equivalents	$439,656	$544,178
Restricted cash included in prepaid expenses and other current assets	250	—
Restricted cash	18	720
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$439,924	$544,898
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
Internal-use software costs of $1.8 million were capitalized in each of the three-month periods ended April 30, 2021 and April 30, 2020, all of which related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.2 million and $0.8 million for the three months ended April 30, 2021 and 2020, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of April 30, 2021 or January 31, 2021. No individual customer represented more than 10% of revenue for the three months ended April 30, 2021 or 2020.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenue from Contracts with Customers
During the three months ended April 30, 2021 and 2020, the Company recognized $87.0 million and $62.0 million of subscription revenue, respectively, and $3.6 million and $2.8 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
As of April 30, 2021, approximately $274.9 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $268.6 million related to subscription services and $6.3 million related to professional services. Approximately 92% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $66.7 million as of April 30, 2021 and $60.5 million as of January 31, 2021.
Amortization expense for deferred commissions was $9.2 million and $6.7 million for the three months ended April 30, 2021 and 2020, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(37,072)	$(27,784)
Denominator:
Weighted-average common shares outstanding	124,110	118,868
Net loss per share, basic and diluted	$(0.30)	$(0.23)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2021	2020
Shares subject to outstanding common stock awards	12,050	13,673
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	54	50
Total potentially dilutive shares	12,104	13,723

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

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,284	$—	$—	$378,284
Total assets	$378,284	$—	$—	$378,284

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,281	$—	$—	$378,281
Total assets	$378,281	$—	$—	$378,281
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three months ended April 30, 2021 or 2020.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 7, Business Combinations, and Note 8, Goodwill and Net Intangibles, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
7. Business Combinations
Brandfolder

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our condensed consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021 and less than $0.1 million during the three months ended April 30, 2021. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A Common Stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s common shares on the acquisition date.
Of the cash paid at closing, $0.7 million is held in a third-party escrow account for a 12-month period after closing to secure our indemnification rights under the Brandfolder Merger Agreement.
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. In the three months ended April 30, 2021, we incurred share-based compensation expense related to these awards of $0.5 million.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2021.
The following table presents the components of net intangible assets (in thousands):

	As of April 30, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(5,385)	$20,015	$25,400	$(4,115)	$21,285
Acquired customer relationships	32,150	(4,361)	27,789	32,150	(3,235)	28,915
Trade names	4,100	(354)	3,746	4,100	(233)	3,867
Patents	170	(115)	55	170	(111)	59
Domain name	13	—	13	13	—	13
Total	$61,833	$(10,215)	$51,618	$61,833	$(7,694)	$54,139
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	As of April 30, 2021		As of January 31, 2021
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$20,015	4.0	$21,285	4.3
Acquired customer relationships	27,789	6.3	28,915	6.5
Trade names	3,746	8.3	3,867	8.6
Total	$51,550	5.6	$54,067	5.8
Amortization expense related to intangible assets was $2.5 million and $0.8 million for the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2022	$7,553
Fiscal 2023	9,942
Fiscal 2024	9,942
Fiscal 2025	8,740
Fiscal 2026	7,024
Thereafter	8,404
Total	$51,605

9. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (the “2005 Plan”), the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has also issued restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan.
The Company has issued restricted stock awards (“RSAs”) to certain Brandfolder employees subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs is dependent on continuous employment, these were not considered part of the purchase price in accounting for the acquisition.
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
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2021	6,533,474	$12.07
Granted	302,603	62.56
Exercised	(503,918)	7.78
Forfeited or canceled	(95,061)	26.77
Outstanding at April 30, 2021	6,237,098	14.64
Exercisable at April 30, 2021	4,467,148	7.99
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2021:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2021	4,765,240	$42.15
Granted	1,959,105	63.58
Vested	(667,329)	37.25
Forfeited or canceled	(243,993)	43.74
Outstanding at April 30, 2021	5,813,023	49.87
Restricted stock awards
The following table includes a summary of the RSA activity during the three months ended April 30, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2021	92,318	$46.93
Granted	—	—
Vested	(4,304)	46.93
Forfeited or canceled	—	—
Outstanding at April 30, 2021	88,014	46.93
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Shares available for issuance
The following table includes a summary of the activity during the three months ended April 30, 2021 of our shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2021	13,654,077	3,234,516
Authorized	6,163,646	1,232,730
Granted	(2,261,708)	(198,183)
Forfeited	339,054	—
Balance at April 30, 2021	17,895,069	4,269,063
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
As of April 30, 2021, $2.7 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Cost of subscription revenue	$1,495	$895
Cost of professional services revenue	673	433
Research and development	8,307	5,128
Sales and marketing	8,656	5,105
General and administrative	4,728	2,856
Total share-based compensation expense*	$23,859	$14,417
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous period

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company recorded a provision for income taxes of less than $0.1 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively, primarily attributable to income taxes in foreign jurisdictions and state income taxes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company elected to defer the employer portion of Social Security taxes and recorded the expense as incurred. As of April 30, 2021, these taxes totaled $7.8 million, of which $3.9 million was recorded in accrued compensation and related benefits and $3.9 million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The deferral of these taxes does not impact the Company’s condensed consolidated statements of operations and comprehensive loss.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the COVID-19 pandemic. The Company has determined that the American Rescue Plan does not have a material impact on the Company’s condensed consolidated financial statements.

11. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended April 30,
	2021	2020
Operating lease cost	$4,532	$3,620
Finance lease cost:
Amortization of assets	—	1,076
Interest on lease liabilities	—	46
Short-term lease cost	343	390
Variable lease cost	588	563
Total lease costs	$5,463	$5,695
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended April 30,
	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$4,100	$3,469
Operating cash flows from finance leases	$—	$46
Financing cash flows from finance leases	$—	$680
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$13,076
Finance leases	$—	$—

Weighted-average remaining lease term (in years):
Operating leases	6.0	6.2
Finance leases	—	1.6

Weighted-average discount rate:
Operating leases	5.1%	5.5%
Finance leases	—%	4.6%
*Includes cash paid for lease liability accretion of $1.1 million and $1.0 million for the three months ended April 30, 2021 and 2020, respectively.
As of April 30, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2022	$13,397
Fiscal 2023	17,722
Fiscal 2024	17,755
Fiscal 2025	15,409
Fiscal 2026	13,357
Thereafter	21,565
Total lease payments	99,205
Less: imputed interest	(13,126)
Total	$86,079

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Commitments and Contingencies
Purchase Commitments
As of April 30, 2021, there were no material changes to our commitments under contractual obligations as disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2021.
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
13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended April 30,
	2021	2020

United States	$96,403	$68,986
EMEA	11,061	8,705
Asia Pacific	4,454	3,420
Americas other than the United States	5,164	4,376
Total	$117,082	$85,487
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	April 30, 2021	January 31, 2021
United States	$85,774	$85,740
EMEA	4,509	5,007
Asia Pacific	2,181	2,020
Total	$92,464	$92,767
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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

In response to reports of COVID-19, our executive leadership team and the human resources leadership team began an ongoing monitoring of the COVID-19 situation. Beginning in early February 2020, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March 2020, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and moved all in-person customer-facing events to be virtual. As of April 30, 2021, all of our offices remain subject to restrictions which limit levels of allowed in-person contact, with restrictions aligned with guidance relevant to the office’s specific geographic location.
During the three months ended April 30, 2021, purchasing decisions of certain customers continued to be impacted and sometimes deferred due to uncertainties around COVID-19. As long as the global economic environment is influenced by COVID-19, our existing customers may be hesitant to expand their use of Smartsheet and in certain industries may be more likely to churn.
The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. As we continue to operate in the current environment, modifications to our usual circumstances include modifications to employee travel, employee work locations, and marketing events, among others. We expect that our customers and potential customers may take actions to reduce operating expenses and moderate cash flows, including by delaying some purchase decisions and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of April 30,
	2021	2020
Average annualized contract value per domain-based customer	$5,461	$3,866
Dollar-based net retention rate for all customers (trailing 12 months)	125%	132%
Customers with annualized contract values (“ACV”) of $5 thousand or more	12,655	9,576
Customers with ACV of $50 thousand or more	1,674	1,040
Customers with ACV of $100 thousand or more	661	391
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees, amortization of acquisition-related intangibles, allocated overhead, software-related costs, payment processing fees, costs of outside services to supplement our internal teams, costs of Connectors between Smartsheet and third-party applications, and travel-related expenses.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related expenses, and billable expenses.
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

Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, software-related costs, allocated overhead, and costs of outside services used to supplement our internal staff. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, costs of general marketing and promotional activities, allocated overhead, software-related costs, travel-related expenses, amortization of acquisition-related intangibles, and costs of outside services used to supplement our internal staff. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in advertising and marketing initiatives and expect more of our future revenue to come from our inside and direct sales models, rather than through digital self-service sales. We expect sales and marketing costs to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as allocated overhead, software-related costs, costs of outside services to supplement our internal staff, certain tax, license and insurance-related expenses, accounting and legal fees, bad debt expense, bank charges, and travel-related expenses. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Interest income
Interest income consists of interest income from our investment holdings. Due to the current near-zero interest rate environment, consistent with the three months ended April 30, 2021, we expect our interest income in the near term to remain insignificant.
Other income (expense), net
Other income (expense), net primarily consists of foreign exchange gains and losses, interest expense, and other non-operating income and expenses.
Income tax provision
The income tax provision consists primarily of income taxes in foreign jurisdictions and state income taxes. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Revenue
Subscription	$108,013	$77,163
Professional services	9,069	8,324
Total revenue	117,082	85,487
Cost of revenue
Subscription(1)	18,563	11,781
Professional services(1)	8,009	6,660
Total cost of revenue	26,572	18,441
Gross profit	90,510	67,046
Operating expenses
Research and development(1)	36,474	25,991
Sales and marketing(1)	71,379	54,783
General and administrative(1)	21,018	15,096
Total operating expenses	128,871	95,870
Loss from operations	(38,361)	(28,824)
Interest income	11	1,327
Other income (expense), net	1,327	(214)
Loss before income tax provision	(37,023)	(27,711)
Income tax provision	49	73
Net loss and comprehensive loss	$(37,072)	$(27,784)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Cost of subscription revenue	$1,495	$895
Cost of professional services revenue	673	433
Research and development	8,307	5,128
Sales and marketing	8,656	5,105
General and administrative	4,728	2,856
Total share-based compensation expense*	$23,859	$14,417
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

	Three Months Ended April 30,
	2021	2020
Revenue
Subscription	92%	90%
Professional services	8	10
Total revenue	100	100
Cost of revenue
Subscription	16	14
Professional services	7	8
Total cost of revenue	23	22
Gross profit	77	78
Operating expenses
Research and development	31	30
Sales and marketing	61	64
General and administrative	18	18
Total operating expenses	110	112
Loss from operations	(33)	(34)
Interest income	—	2
Other income (expense), net	1	—
Loss before income tax provision	(32)	(32)
Income tax provision	—	—
Net loss and comprehensive loss	(32)%	(33)%
Note: Certain amounts may not sum due to rounding
Comparison of the three months ended April 30, 2021 and 2020
Revenue

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$108,013	$77,163	$30,850	40%
Professional services	9,069	8,324	745	9%
Total revenue	$117,082	$85,487	$31,595	37%
Percentage of total revenue
Subscription revenue	92%	90%
Professional services revenue	8%	10%
During the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, total subscription revenue increased by $30.9 million, or 40%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $18.3 million of the increase, followed by sales of pre-configured capabilities, which contributed $12.6 million of the increase.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$18,563	$11,781	$6,782	58%
Professional services	8,009	6,660	1,349	20%
Total cost of revenue	$26,572	$18,441	$8,131	44%
Gross profit	$90,510	$67,046	$23,464	35%
Gross margin
Subscription	83%	85%
Professional services	12%	20%
Total gross margin	77%	78%
Cost of subscription revenue increased $6.8 million, or 58%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $2.3 million in employee-related expenses due to increased headcount, of which $0.5 million was related to share-based compensation expense, an increase of $1.6 million in hosting fees, an increase of $0.8 million in costs of outside services to supplement our internal staff, an increase of $0.7 million in amortization of acquisition-related intangibles, an increase of $0.4 million each in software-related costs, allocated overhead, and costs of Connectors with third-party applications, and an increase of $0.3 million in credit card processing fees. This was partially offset by a decrease of $0.1 million in travel-related costs.
Our gross margin for subscription revenue was 83% and 85% for the three months ended April 30, 2021 and 2020, respectively. The decrease in gross margin during the three months ended April 30, 2021, was driven primarily by increases in costs related to technical support services, an increase in the amortization of intangible assets due to the Brandfolder acquisition, and costs related to hosting our platform.
Cost of professional services increased $1.3 million, or 20%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $1.2 million in employee-related expenses, of which $0.2 million was related to share-based compensation expense, and an increase of $0.3 million in costs of outside services to supplement our internal staff. This was partially offset by a decrease of $0.1 million in both billable expenses and travel-related costs.
Our gross margin for professional services was 12% and 20% for the three months ended April 30, 2021 and 2020, respectively. The decrease in gross margin during the three months ended April 30, 2021 was driven primarily by increases in personnel expenses and costs of outside personnel to supplement our staff, partially offset by decreases in billable expenses and travel-related costs.
Research and development expenses

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$36,474	$25,991	$10,483	40%
Percentage of total revenue	31%	30%
Research and development expenses increased $10.5 million, or 40%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $10.3 million in employee-related expenses due to increased headcount, of which $3.2 million was related to share-based compensation expense, and an increase of $1.0 million in software-related costs. This was partially offset by a decrease of $0.8 million in costs of outside services to supplement our internal staff.

Sales and marketing expenses

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$71,379	$54,783	$16,596	30%
Percentage of total revenue	61%	64%
Sales and marketing expenses increased $16.6 million, or 30%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $16.0 million in employee-related expenses due to increased headcount, of which $3.5 million related to increased share-based compensation expense, an increase of $1.0 million in amortization of acquisition-related intangibles, an increase of $0.4 million in allocated overhead costs, an increase of $0.4 million in software-related costs, and an increase of $0.2 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $1.2 million in travel-related costs and a decrease of $0.2 million in costs related to general marketing and advertising costs.
General and administrative expenses

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$21,018	$15,096	$5,922	39%
Percentage of total revenue	18%	18%
General and administrative expenses increased $5.9 million, or 39%, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020. The increase was primarily due to an increase of $5.7 million in employee-related expenses due to increased headcount, of which $1.9 million related to increased share-based compensation expense, an increase of $0.7 million in taxes, licenses and insurance, an increase of $0.5 million in bad debt expense, an increase of $0.3 million in allocated overhead, and an increase of $0.2 million in costs of other outside services used to supplement our internal staff. This was partially offset by a decrease of $1.0 million in accounting, internal control, and tax related costs, a decrease of $0.3 million in legal fees, and a decrease of $0.1 million in bank charges.
Interest income

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$11	$1,327	$(1,316)	(99)%
Percentage of total revenue	—%	2%
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020, the decrease in interest income of $1.3 million was driven by a lower monetary value of cash and cash equivalents held in interest-bearing accounts and instruments.

Other income (expense), net

	Three Months Ended April 30,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$1,327	$(214)	$1,541	*N/M
Percentage of total revenue	1%	—%
*N/M = Not meaningful
For the three months ended April 30, 2021 compared to the three months ended April 30, 2020, the change in other income (expense), net was driven by an increase in other income of $1.0 million due to an acquisition-related gain contingency that was resolved during the three months ended April 30, 2021. In addition, $0.4 million of the increase was due to a change from unrealized foreign currency loss recorded during the three months ended April 30, 2020 to unrealized foreign currency gain recorded during the three months ended April 30, 2021. The remaining $0.1 million was related to a decrease in interest expense.

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

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
Gross profit	$90,510	$67,046
Add:
Share-based compensation expense*	2,168	1,328
Amortization of acquisition-related intangible assets	1,270	555
Non-GAAP gross profit	$93,948	$68,929

Gross margin	77%	78%
Non-GAAP gross margin	80%	81%
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

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
Loss from operations	$(38,361)	$(28,824)
Add:
Share-based compensation expense*	23,859	14,417
Amortization of acquisition-related intangible assets	2,517	845
One-time acquisition costs	17	8
Non-GAAP operating loss	$(11,968)	$(13,554)

Operating margin	(33)%	(34)%
Non-GAAP operating margin	(10)%	(16)%
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

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net loss	$(37,072)	$(27,784)
Add:
Share-based compensation expense*	23,859	14,417
Amortization of acquisition-related intangible assets	2,517	845
One-time acquisition costs	17	8
Non-GAAP net loss	$(10,679)	$(12,514)
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

Free cash flow
We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment, capitalized internal-use software, and payments on finance lease obligations. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures and payments on finance lease obligations. We use free cash flow in conjunction with traditional GAAP measures as part of the overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of the Company’s business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(2,961)	$(24,285)
Less:
Purchases of property and equipment	(3,220)	(1,018)
Capitalized internal-use software development costs	(2,017)	(2,244)
Payments on principal of finance leases	—	(680)
Free cash flow	$(8,198)	$(28,227)

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

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Total revenue	$117,082	$85,487
Add:
Deferred revenue (end of period)	239,667	163,214
Less:
Deferred revenue (beginning of period)	223,997	158,809
Calculated billings	$132,752	$89,892

Liquidity and Capital Resources
As of April 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $439.7 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, we had deferred revenue of $239.7 million, of which $238.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2021	2020

Net cash used in operating activities	$(2,961)	$(24,285)
Net cash provided by (used in) investing activities	(5,237)	47,270
Net cash provided by financing activities	5,327	5,373
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	447	(249)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2,424)	$28,109
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
During the three months ended April 30, 2021, net cash used in operating activities was $3.0 million, driven by our net loss of $37.1 million, adjusted for non-cash charges of $40.9 million, and net cash outflows of $6.8 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, non-cash operating lease costs, amortization of intangible assets, and depreciation of property and equipment. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $15.7 million, an increase in deferred commissions of $15.3 million, a decrease in accounts payable and accrued expenses of $14.0 million, a decrease in accounts receivable of $13.4 million, an increase in prepaid expenses and other current assets of $3.6 million, a decrease in operating lease liabilities of $3.0 million, and a decrease in other long-term assets of $0.2 million.
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
Investing activities
Net cash used in investing activities during the three months ended April 30, 2021 of $5.2 million consisted of purchases of property and equipment of $3.2 million and spend on capitalized internal-use software development of $2.0 million.
Net cash provided from investing activities during the three months ended April 30, 2020 of $47.3 million consisted of $50.5 million in proceeds from the early termination of short-term investments, partially offset by spend on capitalized internal-use software development of $2.2 million, and purchases of property and equipment of $1.0 million.

Financing activities
Net cash provided by financing activities during the three months ended April 30, 2021 of $5.3 million was primarily due to $4.7 million in proceeds from our ESPP and $3.4 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $2.8 million.
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
Obligations and Other Commitments
As of April 30, 2021, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Our non-lease contractual commitments consist of obligations under our commitment with a cloud-based hosting service provider and non-cancelable purchase commitments. There have been no material changes to our non-lease contractual commitments compared to those discussed in Note 13 Commitments and Contingencies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
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
Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies during the three months ended April 30, 2021 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $439.7 million as of April 30, 2021, of which $399.2 million was invested in money market funds. We had cash and cash equivalents totaling $442.2 million as of January 31, 2021, of which $420.6 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents as of April 30, 2021, and 2020, respectively.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of April 30, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part II. Other Information
Item 1. Legal Proceedings
From time to time in the normal course of business, we may be subject to various legal matters such as threatened or pending claims or proceedings. For further information on our legal proceedings, see Note 12, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
•If we fail to manage our services infrastructure, or our platform experiences outages, interruptions, or delays in updates to meet customers’ needs, we may be subject to liabilities and our operating results may be harmed.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes in the following: Internet-related hardware; mobile operating systems such as iOS and Android; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.

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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen events and the ongoing effects, including the continuing and uncertain impact, of the COVID-19 pandemic. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Security threats and attacks are common, increasing globally, often disproportionately impact cloud-based solutions providers and data-driven companies, and may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, phishing attacks, ransomware attacks, malicious software programs, and other cyber security threats (“Cyber Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information, and these service providers are also targets of Cyber Threats.
Cyber Threats have been steadily increasing in frequency globally, often disproportionately targeting cloud-based solutions providers, and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored organizations, and these attackers use a wide variety of methods in attempts to exploit vulnerabilities in order to gain access to our corporate assets, including our networks, information, individuals, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex; we may not be able to detect, combat, or successfully defend against such Cyber Threats. The attackers initiating Cyber Threats may be more sophisticated than we are and may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threats against us may not be discovered in a timely fashion, or at all, and the impact of vulnerabilities may be exacerbated the longer they persist or remain undetected. While we employ security measures and architecture designed to protect the integrity of our corporate and production assets, our platform and corporate information technology environment are subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving threat landscape.

Further, our ability to monitor our service providers’ data security is limited, and third parties may be able to circumvent our service providers’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Any actual or perceived failure by us or our service providers to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
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
Our customers, especially our larger enterprise customers, increasingly prioritize security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve customers in regulated industries such as financial services, health care, and education; government customers; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures. Any success in attracting new customers in these industries, and retaining and growing such existing customers, may require enhancements to or additional engineering of our platform to meet these requirements. Committing to such changes could be costly and time consuming, and could divert the attention of our management and key personnel from other business operations; such investments and efforts may not take place in a timely manner, or at all.
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
We may also be affected by other unanticipated problems experienced by our Cloud Providers, including but not limited to financial difficulties and bankruptcy, the occurrence of which could result in lengthy interruptions, delays, and outages in our service and noncompliance with our contractual obligations or business requirements.
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
Additionally, there are limited options for public cloud service providers capable of effectively supporting our infrastructure. Consolidation through a single, or select few, service provider(s) may result in a dependency on the selected provider(s). Consolidation may also negatively impact customer acquisition or expansion as customers or potential customers may object to certain providers for a variety of reasons, including that such providers do not meet their hosting requirements or that the providers operate in a competitive space. The foregoing objections could harm our business and operating results.
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
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling. However, our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers' needs, then we may be subject to liabilities and our operating results may be harmed.
We have experienced significant growth in the number of users and data that our platform supports, and as a cloud-based platform, we must continually maintain our customers’ trust and business. We seek to maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency and to meet the needs of existing and new customers and users, the needs required to support customer and user expansion, as well as our own needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes to address newly discovered scalability and performance issues, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform, and may harm our operating results.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.

Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces (“APIs”). While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
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
Our use of open source software could negatively affect our ability to offer and sell our products and subject us to possible litigation.

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
The current COVID-19 pandemic has continued to significantly impact worldwide economic activity. The COVID-19 pandemic and related restrictions imposed by the government and businesses could continue to result in one or more of the following conditions that could affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; lost staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. While vaccines to prevent against COVID-19 are being deployed, there is still uncertainty regarding the duration and scope of the pandemic. We continue to monitor the effects of the COVID-19 pandemic and vaccine deployment, and while it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.

We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $37.1 million and $27.8 million during the three months ended April 30, 2021 and 2020, respectively. As of April 30, 2021, we had an accumulated deficit of $408.5 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we will also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how COVID-19 may impact the adoption or expansion of cloud-based solutions generally, and our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demand, fail to sufficiently account for the impact of COVID-19 on our sales projections, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
Our quarterly operating results, including the levels of our revenue, calculated billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
•the ongoing impact of, including the market volatility and economic disruption caused by, COVID-19 or any other worldwide pandemic;

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
•our ability to attract new customers and expand existing customers, domestically and internationally;
•interest rate fluctuations which will cause our interest income to decrease during low interest rate environments and may negatively impact our customers’ income or access to capital;
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
•our ability to hire, train, and maintain our sales force and other employees in customer-facing roles;
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
Although we offer additional solutions, we currently derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions to our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological changes, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to April 30, 2021 we grew from 274 employees to 2,070 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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
In order to increase our revenue and achieve profitability, we must increase the size of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel, but we may not be successful in doing so and any such increase may occur at a slower pace than intended.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $36.5 million and $26.0 million during the three months ended April 30, 2021 and 2020, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
Our limited history with subscription and pricing models makes it difficult to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience in determining the optimal prices for our platform and services. As a result we have in the past changed, and expect in the future that we will from time to time need to change, our published and unpublished pricing and packaging models. We have in the past deployed and may continue to deploy multiple structures and models of pricing and packaging to serve our wide variety of customers. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models, and any new models may inhibit the organic growth that we value from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we had material weaknesses in our internal control over financial reporting. While we remediated these material weaknesses during the fiscal year ended January 31, 2021 and concluded that our internal control over financial reporting was effective as of January 31, 2021, such remediation does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness in the future.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020, management had identified material weaknesses evidencing an ineffective control environment relating to: (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support our financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. As of January 31, 2021, these material weaknesses had been remediated and we concluded that our internal control over financial reporting was effective. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense, and we cannot assure you that we will not identify similar material weaknesses in the future. If new material weaknesses are identified in our internal controls then the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports or the NYSE listing requirements, investors may lose confidence in our financial reporting, and our share price could decline.
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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.43 through May 28, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, as of April 30, 2021, we had options outstanding that, if fully exercised or settled, would result in the issuance of 6,237,098 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 5,813,023 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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
•require supermajority voting to amend some provisions in our amended and restated articles of incorporation and amended and restated bylaws; and
•authorized the issuance of “blank check” preferred stock that our board could use to implement a shareholder rights plan, also known as a “poison pill.”
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
Our customers are able to use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction, including in individual U.S. states, and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and Japan. Further, new laws are being introduced and interpretations of existing laws are changing. For example, recent developments and ongoing uncertainty regarding valid transfer mechanisms under the General Data Protection Regulation 2016/679 (“GDPR”) impact the ways in which we are permitted to transfer personal information from the European Economic Area to the United States and additional changes for transfers to the United Kingdom are expected in the near future. Reactions to these developments by data protection authorities and customers have varied and have included introducing new standards and requirements for service providers like us. For example, some customers may now request or require supplemental contractual commitments, regional data hosting and processing, or the availability of certain security features to accompany their purchase or use of our products and services. Further, privacy advocates and industry groups may establish or propose new or different self-regulatory standards that could place additional burdens on service providers like us. The costs of compliance with, and other burdens imposed by laws and standards may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and standards, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.
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
Failure to comply with Federal Acquisition Regulation clauses or anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to contractual clauses promulgated under the Federal Acquisition Regulations (“FAR”), the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations.
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
Any breach of applicable FAR clauses or violation of the FCPA or the laws underlying the applicable FAR clauses, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our products and services may be subject to U.S. export controls, and we incorporate encryption technology into certain features. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services or, in some cases, prevent the export of our products and services to some countries or regions altogether. If we fail to comply with such regulations we may be subject to criminal and civil penalties.

Furthermore, export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons identified by government sanction programs. If we fail to comply with export control regulations and such economic sanctions or fail to maintain controls sufficient to monitor our compliance on an ongoing basis, we may be fined or other penalties could be imposed, including a denial of certain export privileges. While our controls and policies are designed to prevent the shipment of certain products and services to countries, governments, and persons identified by government sanction programs, we may not be able to prevent such shipment from occurring, and these controls may not be fully effective.
Moreover, any new export or import restrictions, new legislation, or shifting approaches in the enforcement or scope of existing regulations could result in decreased use of our products or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our products or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.
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
Although we carry general liability, employment practices, and director and officer liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims made against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

Further, political developments impacting government spending and international trade, including government shutdowns in the United States, the United Kingdom's departure from the European Union (“Brexit”), and trade disputes and tariffs, in particular with China, may negatively impact markets and cause weaker macroeconomic conditions. Brexit has created economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit may not be fully realized for several years or more. Uncertainty in the effects of Brexit may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our United Kingdom and global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
10.1	Offer Letter by and between the Registrant and Megan Hansen, dated July 8, 2019					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 4, 2021

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 4, 2021