Form 10-Q
period 2021-07-31
SMARTSHEET INC
filed 2021-09-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 31, 2021, there were 125,966,990 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2021

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Subscription	$121,110	$83,622	$229,123	$160,785
Professional services	10,626	7,600	19,695	15,924
Total revenue	131,736	91,222	248,818	176,709
Cost of revenue
Subscription	18,339	12,696	36,902	24,477
Professional services	9,127	6,322	17,136	12,982
Total cost of revenue	27,466	19,018	54,038	37,459
Gross profit	104,270	72,204	194,780	139,250
Operating expenses
Research and development	39,079	28,089	75,553	54,080
Sales and marketing	77,120	53,779	148,499	108,562
General and administrative	31,621	17,046	52,639	32,142
Total operating expenses	147,820	98,914	276,691	194,784
Loss from operations	(43,550)	(26,710)	(81,911)	(55,534)
Interest income	12	92	23	1,419
Other income (expense), net	(564)	134	763	(80)
Loss before income tax provision	(44,102)	(26,484)	(81,125)	(54,195)
Income tax provision	66	75	115	148
Net loss and comprehensive loss	$(44,168)	$(26,559)	$(81,240)	$(54,343)
Net loss per share, basic and diluted	$(0.35)	$(0.22)	$(0.65)	$(0.46)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	125,210	119,921	124,669	119,400
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$442,801	$442,200
Accounts receivable, net of allowances of $5,679 and $6,933, respectively	91,082	102,648
Prepaid expenses and other current assets	25,525	13,524
Total current assets	559,408	558,372
Restricted cash	18	18
Deferred commissions	74,092	60,529
Property and equipment, net	35,526	28,613
Operating lease right-of-use assets	73,685	81,081
Intangible assets, net	49,097	54,139
Goodwill	125,605	125,605
Other long-term assets	3,302	3,432
Total assets	$920,733	$911,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,826	$2,851
Accrued compensation and related benefits	51,479	47,861
Other accrued liabilities	19,007	17,263
Operating lease liabilities, current	17,298	17,059
Deferred revenue	249,893	222,689
Total current liabilities	339,503	307,723
Operating lease liabilities, non-current	65,245	71,925
Deferred revenue, non-current	933	1,308
Other long-term liabilities	3,904	3,904
Total liabilities	409,585	384,860
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 125,622,097 shares issued and outstanding as of July 31, 2021; 500,000,000 shares authorized, 123,272,902 shares issued and outstanding as of January 31, 2021	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of July 31, 2021; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021	—	—
Additional paid-in capital	963,825	898,366
Accumulated deficit	(452,677)	(371,437)
Total shareholders’ equity	511,148	526,929
Total liabilities and shareholders’ equity	$920,733	$911,789
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended July 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2021	124,610,729	$—	$932,019	$(408,509)	$523,510
Issuance of common stock under employee stock plans	1,011,368	—	3,455	—	3,455
Taxes paid related to net share settlement of equity awards	—	—	(704)	—	(704)
Share-based compensation expense	—	—	29,055	—	29,055
Net loss and comprehensive loss	—	—	—	(44,168)	(44,168)
Balances at July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$511,148

	Three Months Ended July 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2020	119,464,110	$—	$794,605	$(284,242)	$510,363
Issuance of common stock under employee stock plans	822,230	—	3,782	—	3,782
Taxes paid related to net share settlement of equity awards	—	—	(501)	—	(501)
Share-based compensation expense	—	—	18,640	—	18,640
Net loss and comprehensive loss	—	—	—	(26,559)	(26,559)
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Six Months Ended July 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$526,929
Issuance of common stock under employee stock plans	2,349,195	—	15,770	—	15,770
Taxes paid related to net share settlement of equity awards	—	—	(3,467)	—	(3,467)
Share-based compensation expense	—	—	53,156	—	53,156
Net loss and comprehensive loss	—	—	—	(81,240)	(81,240)
Balances at July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$511,148

	Six Months Ended July 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$514,060
Issuance of common stock under employee stock plans	2,092,181	—	14,082	—	14,082
Taxes paid related to net share settlement of equity awards	—	—	(1,470)	—	(1,470)
Share-based compensation expense	—	—	33,396	—	33,396
Net loss and comprehensive loss	—	—	—	(54,343)	(54,343)
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2021	2020
Cash flows from operating activities
Net loss	$(81,240)	$(54,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	52,193	32,468
Depreciation and amortization of property and equipment	4,785	5,926
Amortization of deferred commission costs	19,734	14,076
Unrealized foreign currency (gain) loss	222	(9)
Amortization of intangible assets	5,042	1,699
Non-cash operating lease costs	7,396	5,613
Changes in operating assets and liabilities:
Accounts receivable	11,522	2,301
Prepaid expenses and other current assets	(11,586)	(2,273)
Other long-term assets	64	(2,041)
Accounts payable	(974)	(6,127)
Other accrued liabilities	1,282	(567)
Accrued compensation and related benefits	3,267	(14,912)
Deferred commissions	(33,298)	(17,557)
Other long-term liabilities	—	4,736
Deferred revenue	26,828	10,448
Operating lease liabilities	(6,436)	(5,041)
Net cash used in operating activities	(1,199)	(25,603)
Cash flows from investing activities
Proceeds from early termination of short-term investments	—	50,532
Purchases of property and equipment	(6,975)	(1,989)
Capitalized internal-use software development costs	(3,556)	(3,711)
Payments for business acquisitions, net of cash acquired	—	(956)
Net cash provided by (used in) investing activities	(10,531)	43,876
Cash flows from financing activities
Payments on principal of finance leases	—	(1,347)
Payments of deferred offerings costs	—	(59)
Proceeds from exercise of stock options	7,085	7,465
Taxes paid related to net share settlement of restricted stock units	(3,467)	(1,470)
Proceeds from Employee Stock Purchase Plan	9,191	7,049
Net cash provided by financing activities	12,809	11,638
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(185)	45
Net increase in cash, cash equivalents, and restricted cash	894	29,956
Beginning of period	442,348	516,789
End of period	$443,242	$546,745

Supplemental disclosures
Cash paid for interest	$—	$84
Cash paid for income taxes	118	71
Right-of-use assets obtained in exchange for new operating lease liabilities	—	13,069
Accrued purchases of property and equipment (including internal-use software)	1,285	819
Share-based compensation expense capitalized in internal-use software development costs	963	897

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is the enterprise platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale. Customers access their accounts online via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of results to be expected for the full year ending January 31, 2022, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted cash
Restricted cash as of July 31, 2021 and January 31, 2021 was $0.4 million and $0.1 million, respectively, primarily related to Australian employee contributions to our 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	July 31,
	2021	2020
Cash and cash equivalents	$442,801	$545,975
Restricted cash included in prepaid expenses and other current assets	423	111
Restricted cash	18	659
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$443,242	$546,745
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
Internal-use software costs of $2.4 million and $2.2 million were capitalized in the three months ended July 31, 2021 and 2020, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $4.2 million and $3.9 million were capitalized in the six months ended July 31, 2021 and 2020, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.3 million and $0.9 million for the three months ended July 31, 2021 and 2020, respectively, and $2.4 million and $1.7 million for the six months ended July 31, 2021 and 2020, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of July 31, 2021 or January 31, 2021. No individual customer represented more than 10% of revenue for the three and six months ended July 31, 2021 or 2020.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Revenue from Contracts with Customers
During the three months ended July 31, 2021 and 2020, the Company recognized $99.1 million and $68.7 million of subscription revenue, respectively, and $4.2 million and $2.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2021 and 2020, respectively.
During the six months ended July 31, 2021 and 2020, the Company recognized $152.8 million and $110.9 million of subscription revenue, respectively, and $4.2 million and $3.2 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
As of July 31, 2021, approximately $294.1 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $289.0 million related to subscription services and $5.1 million related to professional services. Approximately 90% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $74.1 million as of July 31, 2021 and $60.5 million as of January 31, 2021.
Amortization expense for deferred commissions was $10.5 million and $7.4 million for the three months ended July 31, 2021 and 2020, respectively, and $19.7 million and $14.1 million for the six months ended July 31, 2021 and 2020, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(44,168)	$(26,559)	$(81,240)	$(54,343)
Denominator:
Weighted-average common shares outstanding	125,210	119,921	124,669	119,400
Net loss per share, basic and diluted	$(0.35)	$(0.22)	$(0.65)	$(0.46)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	July 31,
	2021	2020
Shares subject to outstanding common stock awards	11,315	13,103
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	143	145
Total potentially dilutive shares	11,458	13,248

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

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,287	$—	$—	$378,287
Total assets	$378,287	$—	$—	$378,287

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,281	$—	$—	$378,281
Total assets	$378,281	$—	$—	$378,281
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and six months ended July 31, 2021 and 2020.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 7, Business Combinations, and Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
7. Business Combinations
Brandfolder

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our condensed consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021 and less than $0.1 million during the three and six months ended July 31, 2021. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

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
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. In the three and six months ended July 31, 2021, we incurred share-based compensation expense related to these awards of $0.4 million and $0.9 million, respectively.
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
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the six months ended July 31, 2021.
The following table presents the components of net intangible assets (in thousands):

	As of July 31, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(6,655)	$18,745	$25,400	$(4,115)	$21,285
Acquired customer relationships	32,150	(5,488)	26,662	32,150	(3,235)	28,915
Trade names	4,100	(474)	3,626	4,100	(233)	3,867
Patents	170	(119)	51	170	(111)	59
Domain name	13	—	13	13	—	13
Total	$61,833	$(12,736)	$49,097	$61,833	$(7,694)	$54,139
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	As of July 31, 2021		As of January 31, 2021
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$18,745	3.8	$21,285	4.3
Acquired customer relationships	26,662	6.0	28,915	6.5
Trade names	3,626	8.1	3,867	8.6
Total	$49,033	5.3	$54,067	5.8
Amortization expense related to intangible assets was $2.5 million and $0.8 million for the three months ended July 31, 2021 and 2020, respectively, and $5.0 million and $1.7 million for the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2022	$5,033
Fiscal 2023	9,942
Fiscal 2024	9,942
Fiscal 2025	8,740
Fiscal 2026	7,023
Thereafter	8,404
Total	$49,084

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
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2021	6,533,474	$12.07
Granted	302,603	62.56
Exercised	(1,153,024)	6.39
Forfeited or canceled	(116,549)	24.00
Outstanding at July 31, 2021	5,566,504	15.74
Exercisable at July 31, 2021	4,160,238	8.93
Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2021:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2021	4,765,240	$42.15
Granted	2,533,128	63.60
Vested	(1,042,174)	39.13
Forfeited or canceled	(508,019)	46.59
Outstanding at July 31, 2021	5,748,175	51.76
Restricted stock awards
The following table includes a summary of the RSA activity during the six months ended July 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2021	92,318	$46.93
Granted	—	—
Vested	(4,304)	46.93
Forfeited or canceled	—	—
Outstanding at July 31, 2021	88,014	46.93
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
Shares available for issuance
The following table includes a summary of the activity during the six months ended July 31, 2021 of our shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2021	13,654,077	3,234,516
Authorized	6,163,646	1,232,730
Granted	(2,835,731)	(198,183)
Forfeited	624,568	—
Balance at July, 31, 2021	17,606,560	4,269,063
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
As of July 31, 2021, $7.6 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,602	$1,113	$3,097	$2,008
Cost of professional services revenue	941	566	1,614	999
Research and development	10,024	6,199	18,331	11,327
Sales and marketing	10,315	6,738	18,971	11,844
General and administrative	5,751	3,544	10,479	6,400
Total share-based compensation expense*	$28,633	$18,160	$52,492	$32,578
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
The Company recorded a provision for income taxes of $0.1 million for the three and six months ended July 31, 2021 and 2020, respectively, primarily attributable to income taxes in foreign jurisdictions and state income taxes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company elected to defer the employer portion of Social Security taxes and recorded the expense as incurred. As of July 31, 2021, these taxes totaled $7.8 million, of which $3.9 million was recorded in accrued compensation and related benefits and $3.9 million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The deferral of these taxes does not impact the Company’s condensed consolidated statements of operations and comprehensive loss.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Operating lease cost	$4,666	$3,782	$9,198	$7,402
Finance lease cost:
Amortization of assets	—	1,041	—	2,117
Interest on lease liabilities	—	38	—	84
Short-term lease cost	7	337	350	727
Variable lease cost	756	687	1,344	1,250
Total lease costs	$5,429	$5,885	$10,892	$11,580
Other information related to leases was as follows (dollars in thousands):

	Six Months Ended July 31,
	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$8,583	$6,778
Operating cash flows from finance leases	$—	$84
Financing cash flows from finance leases	$—	$1,347
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$13,069
Finance leases	$—	$—

Weighted-average remaining lease term (in years):
Operating leases	5.8	6.0
Finance leases	—	1.5

Weighted-average discount rate:
Operating leases	5.1%	5.5%
Finance leases	—%	4.6%
*Includes cash paid for lease liability accretion of $2.1 million and $1.9 million for the six months ended July 31, 2021 and 2020, respectively.
As of July 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2022	$8,917
Fiscal 2023	17,672
Fiscal 2024	17,704
Fiscal 2025	15,396
Fiscal 2026	13,357
Thereafter	21,564
Total lease payments	94,610
Less: imputed interest	(12,067)
Total	$82,543

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Commitments and Contingencies
Purchase Commitments
In July 2020, the Company entered into a four-year commitment with a cloud-based hosting service provider for $75.0 million. As of July 31, 2021, $51.3 million remained unpaid, of which $18.8 million of upfront payments are to be paid in fiscal 2023, $21.3 million of upfront payments are to be paid in fiscal 2024, and $11.3 million of upfront payments are to be paid in fiscal 2025. Total payments may exceed upfront payment amounts based on on-demand usage.
In December 2020, the Company entered into a three-year commitment with a separate cloud-based hosting service provider for $3.2 million. As of July 31, 2021, $2.5 million remained unpaid. Payments are to be made monthly based on usage through fiscal 2024.
Legal matters
An indemnification claim has been made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. While these matters remain in dispute, we have recorded an estimated liability of $7.3 million as of July 31, 2021 in connection with these lawsuits, which is classified in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. At this time, although there can be no assurance, we do not believe there is a reasonable possibility that a material loss in excess of amounts accrued may be incurred.
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
13. Geographic Information
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

United States	$108,149	$74,238	$204,552	$143,224
EMEA	12,563	8,819	23,624	17,524
Asia Pacific	5,188	3,623	9,642	7,043
Americas other than the United States	5,836	4,542	11,000	8,918
Total	$131,736	$91,222	$248,818	$176,709
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	July 31, 2021	January 31, 2021
United States	$84,625	$85,740
EMEA	4,046	5,007
Asia Pacific	1,853	2,020
Total	$90,524	$92,767
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer four subscription levels to new customers: Individual, Business, Enterprise, and Premier, the pricing for which varies by the capabilities provided. Customers can also purchase Connectors, which provide data integration and automation to third-party applications. We also offer premium applications such as Dynamic View, Data Shuttle, Control Center, WorkApps, and Bridge, among others, which enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capability-based products can also be purchased in bundles called Smartsheet Advance. We acquired 10,000ft in May 2019 which augmented our product portfolio by providing resource allocation and planning. We acquired Brandfolder, Inc. (“Brandfolder”) in September 2020, which provides a centralized platform to organize, discover, control, distribute, and measure all forms of digital content. Combining Brandfolder capabilities with Smartsheet will create dynamic solutions that manage workflows around content and collaboration. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
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

In response to reports of COVID-19, our executive leadership team and human resources leadership team began an ongoing monitoring of the COVID-19 situation. Beginning in early February 2020, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March 2020, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and migrated all customer-facing activities to virtual formats. As of July 31, 2021, our offices and global workforce remain subject to restrictions which limit levels of allowed in-person contact, with restrictions aligned with guidance relevant to each office’s specific geographic location.
During the six months ended July 31, 2021, purchasing decisions of certain customers continued to be impacted and sometimes deferred due to uncertainties around COVID-19. As long as the global economic environment is influenced by the COVID-19 pandemic, our existing customers may be hesitant to expand their use of Smartsheet and in certain industries may be more likely to churn.
The broader implications of the COVID-19 pandemic on our business, operating results, and overall financial performance remain uncertain and depend on various indicators, including vaccine availability and distribution, emergence and prevalence of variants (including the ongoing impact of the Delta variant), duration and severity of spread in global communities, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We expect that our customers and potential customers in some verticals may take actions to reduce operating expenses and moderate cash flows, including by delaying some purchase decisions and requesting extended billing and payment terms.
We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	As of July 31,
	2021	2020
Average annualized contract value per domain-based customer	$5,915	$4,156
Dollar-based net retention rate for all customers (trailing 12 months)	128%	128%
Customers with annualized contract values (“ACV”) of $5 thousand or more	13,420	10,049
Customers with ACV of $50 thousand or more	1,856	1,131
Customers with ACV of $100 thousand or more	748	433
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees, amortization of acquisition-related intangibles, allocated overhead, software-related costs, payment processing fees, costs of outside services to supplement our internal teams, costs of Connectors between Smartsheet and third-party applications, and costs related to technical support services.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, and billable expenses.
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
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as allocated overhead, software-related costs, costs of outside services to supplement our internal staff, certain tax, license and insurance-related expenses, accounting and legal costs, bad debt expense, bank charges, and travel-related expenses. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long term as a percentage of total revenue due to economies of scale.
Interest income
Interest income consists of interest income from our investment holdings. Due to the current near-zero interest rate environment, consistent with the three and six months ended July 31, 2021, we expect our interest income in the near term to remain insignificant.
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
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription	$121,110	$83,622	$229,123	$160,785
Professional services	10,626	7,600	19,695	15,924
Total revenue	131,736	91,222	248,818	176,709
Cost of revenue
Subscription(1)	18,339	12,696	36,902	24,477
Professional services(1)	9,127	6,322	17,136	12,982
Total cost of revenue	27,466	19,018	54,038	37,459
Gross profit	104,270	72,204	194,780	139,250
Operating expenses
Research and development(1)	39,079	28,089	75,553	54,080
Sales and marketing(1)	77,120	53,779	148,499	108,562
General and administrative(1)	31,621	17,046	52,639	32,142
Total operating expenses	147,820	98,914	276,691	194,784
Loss from operations	(43,550)	(26,710)	(81,911)	(55,534)
Interest income	12	92	23	1,419
Other income (expense), net	(564)	134	763	(80)
Loss before income tax provision	(44,102)	(26,484)	(81,125)	(54,195)
Income tax provision	66	75	115	148
Net loss and comprehensive loss	$(44,168)	$(26,559)	$(81,240)	$(54,343)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Cost of subscription revenue	$1,602	$1,113	$3,097	$2,008
Cost of professional services revenue	941	566	1,614	999
Research and development	10,024	6,199	18,331	11,327
Sales and marketing	10,315	6,738	18,971	11,844
General and administrative	5,751	3,544	10,479	6,400
Total share-based compensation expense*	$28,633	$18,160	$52,492	$32,578
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Subscription	92%	92%	92%	91%
Professional services	8	8	8	9
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	14	15	14
Professional services	7	7	7	7
Total cost of revenue	21	21	22	21
Gross profit	79	79	78	79
Operating expenses
Research and development	30	31	30	31
Sales and marketing	59	59	60	61
General and administrative	24	19	21	18
Total operating expenses	112	108	111	110
Loss from operations	(33)	(29)	(33)	(31)
Interest income	—	—	—	1
Other income (expense), net	—	—	—	—
Loss before income tax provision	(33)	(29)	(33)	(31)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	(34)%	(29)%	(33)%	(31)%
Note: Certain amounts may not sum due to rounding
Comparison of the three months ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$121,110	$83,622	$37,488	45%
Professional services	10,626	7,600	3,026	40%
Total revenue	$131,736	$91,222	$40,514	44%
Percentage of total revenue
Subscription revenue	92%	92%
Professional services revenue	8%	8%
During the three months ended July 31, 2021, as compared to the three months ended July 31, 2020, total subscription revenue increased by $37.5 million, or 45%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $22.6 million of the increase, followed by sales of pre-configured capabilities, which contributed $14.9 million of the increase.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$18,339	$12,696	$5,643	44%
Professional services	9,127	6,322	2,805	44%
Total cost of revenue	$27,466	$19,018	$8,448	44%
Gross profit	$104,270	$72,204	$32,066	44%
Gross margin
Subscription	85%	85%
Professional services	14%	17%
Total gross margin	79%	79%
Cost of subscription revenue increased $5.6 million, or 44%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $1.9 million in hosting fees, an increase of $1.2 million in employee-related expenses due to increased headcount, of which $0.4 million was related to share-based compensation expense, an increase of $0.7 million in amortization of acquisition-related intangibles, an increase of $0.5 million in costs of outside services to supplement our internal staff, an increase of $0.4 million in software-related costs, an increase of $0.3 million in allocated overhead, and an increase of $0.2 million each in costs of Connectors with third-party applications, costs related to technical support services, and credit card processing fees.
Our gross margin for subscription revenue remained consistent for the three months ended July 31, 2021 and 2020 at 85%. This was primarily due to increases in costs related to hosting our platform, personnel expenses, and costs related to technical support services, which were offset by a decrease in costs related to the depreciation of data center equipment and an increase in subscription revenue.
Cost of professional services increased $2.8 million, or 44%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $2.0 million in employee-related expenses, of which $0.4 million was related to share-based compensation expense, an increase of $0.6 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million each in allocated overhead and software-related costs.
Our gross margin for professional services was 14% and 17% for the three months ended July 31, 2021 and 2020, respectively. The decrease in gross margin during the three months ended July 31, 2021 was driven primarily by an increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.
Research and development expenses

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$39,079	$28,089	$10,990	39%
Percentage of total revenue	30%	31%

Research and development expenses increased $11.0 million, or 39%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $9.7 million in employee-related expenses due to increased headcount, of which $3.8 million was related to share-based compensation expense, and an increase of $1.5 million in software-related costs. This was partially offset by a decrease of $0.1 million each in costs of outside services to supplement our internal staff and allocated overhead costs.
Sales and marketing expenses

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$77,120	$53,779	$23,341	43%
Percentage of total revenue	59%	59%
Sales and marketing expenses increased $23.3 million, or 43%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an increase of $14.1 million in employee-related expenses due to increased headcount, of which $3.4 million related to increased share-based compensation expense, an increase of $6.6 million in costs related to general marketing and advertising costs, an increase of $1.0 million in amortization of acquisition-related intangibles, an increase of $0.7 million in software-related costs, and an increase of $0.3 million each in allocated overhead costs, costs of outside services used to supplement our internal staff, and travel-related costs.
General and administrative expenses

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$31,621	$17,046	$14,575	86%
Percentage of total revenue	24%	19%
General and administrative expenses increased $14.6 million, or 86%, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020. This was driven by a $7.8 million increase in legal costs, which primarily related to a $7.3 million accrual for an indemnification claim, an increase of $5.4 million in employee-related expenses due to increased headcount, of which $2.2 million related to increased share-based compensation expense, an increase of $0.6 million each in software-related costs and costs of outside services to supplement our internal staff, an increase of $0.3 million in allocated overhead costs, an increase of $0.2 million in bad debt expense, and an increase of $0.2 million in taxes, licenses and insurance. This was partially offset by a decrease of $0.6 million in accounting, internal control, and tax-related costs.
Interest income

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$12	$92	$(80)	(87)%
Percentage of total revenue	—%	—%
For the three months ended July 31, 2021 compared to the three months ended July 31, 2020, the decrease in interest income of $0.1 million was driven by a lower monetary value of cash and cash equivalents held in interest-bearing accounts and instruments.

Other income (expense), net

	Three Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$(564)	$134	$(698)	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the three months ended July 31, 2021 compared to the three months ended July 31, 2020, the change in other income (expense), net was driven by $0.7 million decrease due to a change from unrealized foreign currency gain recorded during the three months ended July 31, 2020 to unrealized foreign currency loss recorded during the three months ended July 31, 2021.
Comparison of the six months ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$229,123	$160,785	$68,338	43%
Professional services	19,695	15,924	3,771	24%
Total revenue	$248,818	$176,709	$72,109	41%
Percentage of total revenue
Subscription revenue	92%	91%
Professional services revenue	8%	9%
During the six months ended July 31, 2021, as compared to the six months ended July 31, 2020, total subscription revenue increased by $68.3 million, or 43%. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $40.8 million of the increase, followed by sales of pre-configured capabilities, which contributed $27.5 million of the increase.
The increase in professional services revenue was primarily driven by increasing demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$36,902	$24,477	$12,425	51%
Professional services	17,136	12,982	4,154	32%
Total cost of revenue	$54,038	$37,459	$16,579	44%
Gross profit	$194,780	$139,250	$55,530	40%
Gross margin
Subscription	84%	85%
Professional services	13%	18%
Total gross margin	78%	79%
Cost of subscription revenue increased $12.4 million, or 51%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $3.5 million each in hosting fees and employee-related expenses due to increased headcount, of which $0.9 million was related to share-based compensation expense, an increase of $1.4 million in amortization of acquisition-related intangibles, an increase of $1.3 million in costs of outside services to supplement our internal staff, an increase of $0.8 million each in software-related costs and allocated overhead costs, an increase of $0.6 million in costs of Connectors with third-party applications, an increase of $0.4 million in credit card processing fees, and an increase of $0.1 million in costs related to technical support services.
Our gross margin for subscription revenue was 84% and 85% for the six months ended July 31, 2021 and 2020, respectively. The decrease in gross margin during the six months ended July 31, 2021 was driven primarily by increases in costs related to hosting our platform, costs related to technical support services, and the amortization of intangible assets due to the Brandfolder acquisition.
Cost of professional services increased $4.2 million, or 32%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $3.2 million in employee-related expenses, of which $0.6 million was related to share-based compensation expense, an increase of $0.9 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million each in software-related costs and allocated overhead costs. This was partially offset by a decrease of $0.1 million in billable expenses.
Our gross margin for professional services revenue was 13% and 18% for the six months ended July 31, 2021 and 2020, respectively. The decrease in gross margin during the six months ended July 31, 2021 was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue for the first fiscal quarter and increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.

Research and development expenses

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$75,553	$54,080	$21,473	40%
Percentage of total revenue	30%	31%
Research and development expenses increased $21.5 million, or 40%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $20.1 million in employee-related expenses due to increased headcount, of which $7.0 million was related to share-based compensation expense, and an increase of $2.4 million in software-related costs. This was partially offset by a decrease of $0.9 million in costs of outside services to supplement our internal staff and a decrease of $0.2 million in allocated overhead costs.
Sales and marketing expenses

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$148,499	$108,562	$39,937	37%
Percentage of total revenue	60%	61%
Sales and marketing expenses increased $39.9 million, or 37%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $30.1 million in employee-related expenses due to increased headcount, of which $6.9 million related to increased share-based compensation expense, an increase of $6.4 million in marketing costs related to our brand advertising campaign and other marketing initiatives, an increase of $1.9 million in amortization of acquisition-related intangibles, an increase of $1.1 million in software-related costs, an increase of $0.8 million in allocated overhead costs, and an increase of $0.5 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $0.9 million in travel-related costs.
General and administrative expenses

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$52,639	$32,142	$20,497	64%
Percentage of total revenue	21%	18%

General and administrative expenses increased $20.5 million, or 64%, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to an increase of $11.0 million in employee-related expenses due to increased headcount, of which $4.0 million related to increased share-based compensation expense, an increase of $7.5 million in legal costs, which primarily related to a $7.3 million accrual for an indemnification claim, an increase of $0.9 million in taxes, licenses, and insurance, an increase of $0.8 million in costs of other outside services used to supplement our internal staff, an increase of $0.7 million each in software-related costs and bad debt expense, and an increase of $0.6 million in allocated overhead costs. This was partially offset by a decrease of $1.6 million in accounting, internal control, and tax-related costs.
Interest income

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$23	$1,419	$(1,396)	(98)%
Percentage of total revenue	—%	1%
For the six months ended July 31, 2021 compared to the six months ended July 31, 2020, the decrease in interest income of $1.4 million was driven by a lower monetary value of cash and cash equivalents held in interest-bearing accounts and instruments and the decline in interest rates year over year.
Other income (expense), net

	Six Months Ended July 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$763	$(80)	$843	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the six months ended July 31, 2021 compared to the six months ended July 31, 2020, the change in other income (expense), net was driven by an increase in other income of $1.0 million due to an acquisition-related gain contingency that was resolved during the six months ended July 31, 2021. This was partially offset by an increase of $0.2 million in unrealized foreign currency loss.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$104,270	$72,204	$194,780	$139,250
Add:
Share-based compensation expense*	2,543	1,679	4,711	3,007
Amortization of acquisition-related intangible assets	1,270	555	2,540	1,111
Non-GAAP gross profit	$108,083	$74,438	$202,031	$143,368

Gross margin	79%	79%	78%	79%
Non-GAAP gross margin	82%	82%	81%	81%
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and litigation expenses and settlements related to matters that are outside the ordinary course of our business. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(43,550)	$(26,710)	$(81,911)	$(55,534)
Add:
Share-based compensation expense*	28,633	18,160	52,492	32,578
Amortization of acquisition-related intangible assets	2,517	845	5,034	1,689
One-time acquisition costs	—	334	17	342
Litigation expenses and settlements**	7,250	—	7,250	—
Non-GAAP operating loss	$(5,150)	$(7,371)	$(17,118)	$(20,925)

Operating margin	(33)%	(29)%	(33)%	(31)%
Non-GAAP operating margin	(4)%	(8)%	(7)%	(12)%
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
**Relates to matters that are outside the ordinary course of our business.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, litigation expenses and settlements related to matters that are outside the ordinary course of our business, and non-recurring income tax adjustments associated with mergers and acquisitions.

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(44,168)	$(26,559)	$(81,240)	$(54,343)
Add:
Share-based compensation expense*	28,633	18,160	52,492	32,578
Amortization of acquisition-related intangible assets	2,517	845	5,034	1,689
One-time acquisition costs	—	334	17	342
Litigation expenses and settlements**	7,250	—	7,250	—
Non-GAAP net loss	$(5,768)	$(7,220)	$(16,447)	$(19,734)
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
**Relates to matters that are outside the ordinary course of our business.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$1,762	$(1,318)	$(1,199)	$(25,603)
Less:
Purchases of property and equipment	(3,755)	(971)	(6,975)	(1,989)
Capitalized internal-use software development costs	(1,539)	(1,467)	(3,556)	(3,711)
Payments on principal of finance leases	—	(667)	—	(1,347)
Free cash flow	$(3,532)	$(4,423)	$(11,730)	$(32,650)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	(in thousands)
Total revenue	$131,736	$91,222	$248,818	$176,709
Add:
Deferred revenue (end of period)	250,826	169,258	250,826	169,258
Less:
Deferred revenue (beginning of period)	239,667	163,214	223,997	158,809
Calculated billings	$142,895	$97,266	$275,647	$187,158

Liquidity and Capital Resources
As of July 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $442.8 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, we had deferred revenue of $250.8 million, of which $249.9 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2021	2020

Net cash used in operating activities	$(1,199)	$(25,603)
Net cash provided by (used in) investing activities	(10,531)	43,876
Net cash provided by financing activities	12,809	11,638
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(185)	45
Net increase in cash, cash equivalents, and restricted cash	$894	$29,956
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

During the six months ended July 31, 2021, net cash used in operating activities was $1.2 million, driven by our net loss of $81.2 million, adjusted for non-cash charges of $89.4 million, and net cash outflows of $9.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, non-cash operating lease costs, amortization of intangible assets, and depreciation of property and equipment. Fluctuations in operating assets and liabilities included an increase in deferred commissions of $33.3 million, an increase in deferred revenue of $26.8 million, an increase in prepaid expenses and other current assets of $11.6 million, a decrease in accounts receivable of $11.5 million, a decrease in operating lease liabilities of $6.4 million, an increase in accounts payable and accrued expenses of $3.6 million, and a decrease in other long-term assets of $0.1 million.
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
Investing activities
Net cash used in investing activities during the six months ended July 31, 2021 of $10.5 million consisted of purchases of property and equipment of $7.0 million and spend on capitalized internal-use software development of $3.6 million.
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
Financing activities
Net cash provided by financing activities during the six months ended July 31, 2021 of $12.8 million was primarily due to $9.2 million in proceeds from our ESPP and $7.1 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $3.5 million.
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
Obligations and Other Commitments
As of July 31, 2021, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company related to litigation in which a former director and shareholder are parties. On January 29, 2021, Ryan Hinkle and Insight Venture Partners VII, L.P. and certain affiliates filed a complaint against Smartsheet Inc. in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred related to this indemnification claim. As of July 31, 2021, we have recorded an estimated liability related to these lawsuits as described in Note 12, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies during the six months ended July 31, 2021 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on our recently adopted accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $442.8 million as of July 31, 2021, of which $404.9 million was invested in money market funds. We had cash and cash equivalents totaling $442.2 million as of January 31, 2021, of which $420.6 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents as of July 31, 2021, and 2020, respectively.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of July 31, 2021.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Commercial and Financial Risks
•It is difficult to predict future operating results, particularly as we monitor the effects of the COVID-19 pandemic and any variants thereof.
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
Security threats and attacks are common, increasing globally, and may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, phishing attacks, ransomware attacks, malicious software programs, supply chain attacks, and other cyber security threats (“Cyber Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information, and these service providers are also targets of Cyber Threats.
Cyber Threats have been increasing in frequency globally, and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, individuals, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against Cyber Threats. Attackers initiating Cyber Threats may be more sophisticated than we are and may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threats against us may not be discovered in a timely fashion or at all, and the impact of vulnerabilities may be exacerbated the longer such vulnerabilities persist or remain undetected. While we utilize security measures and architecture designed to protect the integrity of our platform and corporate information technology environment, we remain subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving Cyber Threat landscape.

Further, our ability to monitor the data security of our service providers and vendors is limited, and Cyber Threats initiated by third parties may successfully circumvent our service providers’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Any actual or perceived failure by us or our service providers to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, negatively impact our customer attraction and retention, and result in significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. As a result, unauthorized use of or access to this data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and could lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
Our customers, especially our larger enterprise customers, increasingly prioritize security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve government customers; customers in regulated industries such as financial services, health care, and education; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures. Any success in attracting new customers in these industries, and retaining and growing such existing customers, may require enhancements to or additional engineering of our platform to meet these requirements. Committing to such changes could be costly and time consuming, and could divert the attention of our management and key personnel from other business operations; such investments and efforts may not take place in a timely manner, or at all.
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
We host our platform and serve our customers through public cloud service providers. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, security attacks (internal and external), Cyber Threats, fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, malware, phishing attacks, acts of terrorism, and other misconduct. Further, we have experienced in the past, and expect that in the future we may experience, periodic interruptions, delays, and outages in service and availability with our Cloud Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

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
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling; however, our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If we are not able to provide our platform at the scale required by our customers and correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers' needs, then we may be subject to liabilities and our operating results may be harmed.
We have experienced significant growth in the number of users and data that our platform supports, and it is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency; and to ensure we meet the needs of existing and new customers and users, the needs required to support customer and user expansion, as well as our own needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes to address newly discovered scalability and performance issues, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform, and may harm our operating results.
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
We license third-party software and depend on services from various third parties to operate our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of such software or services could harm our business, and it could result in decreased functionality of our platform until equivalent technology is either developed by us or, if available from another provider, is identified, obtained, and integrated. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in, or failure of, our platform, which could harm our business and be costly to correct. Such errors, defects, or failures could also harm our reputation and result in liability to third parties, including customers. Many of these providers attempt to limit their liability for errors, defects, and failures, which could limit our ability to recover from them and increase our potential liabilities and operating costs.
We will need to maintain our relationships with third-party software and service providers and obtain software and services from such providers that do not contain errors or defects. Any failure to do so could adversely impact our ability to deliver our platform to our customers and could harm our operating results.
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our business would be disrupted if any of the third-party software or services we utilize for internal functions were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our results of operations and financial condition. Any issues with the quality of technologies and services provided by third parties could cause harm to our reputation and increased operational costs to rectify those issues.
Our use of open source software could negatively affect our ability to offer and sell our products and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our platform. Additionally, we may from time to time face claims from third parties alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms change for the open source software we utilize, then we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of performance or title, or controls on the origin of, or updates to, such software. Certain versions and libraries of open source software allow for any individuals to make general contributions and updates, and the use of such open source software may introduce or amplify certain security vulnerabilities, depending on how, and with which systems, it is implemented. Although we have established policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with such policies.

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
The current COVID-19 pandemic has continued to significantly impact worldwide economic activity. The COVID-19 pandemic and related restrictions imposed by the government and businesses could continue to result in one or more of the following conditions that may affect us and our customers: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; lost staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. There is still uncertainty regarding the duration and scope of the pandemic, and we continue to monitor its effects. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the ongoing spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $44.2 million and $26.6 million during the three months ended July 31, 2021 and 2020, respectively, and $81.2 million and $54.3 million during the six months ended July 31, 2021 and 2020, respectively. As of July 31, 2021, we had an accumulated deficit of $452.7 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we will also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.

Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how the COVID-19 pandemic may impact the adoption or expansion of cloud-based solutions generally, and our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demand, fail to sufficiently account for the impact of the COVID-19 pandemic on our sales projections, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.
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
Our quarterly operating results, including the levels of our revenue, calculated billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
•the ongoing impact of, including the market volatility and economic disruption caused by, the COVID-19 pandemic or any other worldwide pandemic;
•the negative impact of the COVID-19 pandemic on certain customer segments, including small and midsize businesses and industries such as travel and hospitality;
•customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;
•customers’ failure to pay amounts due to us, customers’ extending the time to pay amounts owed to us, our inability to collect amounts due, and the cost of enforcing the terms of our contracts, including litigation costs;
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
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in some foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Such foreign currency exchange rate fluctuations may be materially impacted by the ongoing COVID-19 pandemic.
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

Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with a high volume of sales in the last few weeks and days of the quarter, and can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections; may cause significant fluctuations in our operating results and cash flows; may make it challenging for an investor to predict our performance on a quarterly or annual basis; and may prevent us from achieving our quarterly or annual forecasts.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to July 31, 2021 we grew from 274 employees to 2,168 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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

Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve greater costs, longer sales cycles, greater competition, increased operational burden, reseller or other third-party involvement, and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as increased training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $39.1 million and $28.1 million during the three months ended July 31, 2021 and 2020, respectively, and $75.6 million and $54.1 million during the six months ended July 31, 2021 and 2020, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
•the difficulty of, and burden and expense involved with, compliance with data residency requirements; and with privacy, data protection, data storage and processing, and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”);
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
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our platform or services or from using certain technologies, require that we implement expensive workarounds, or require that we comply with other unfavorable conditions.
We may incur substantial costs or take material action to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification of our products and services; or issuance of refunds to customers. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners for such claims or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions and other interim developments, which could cause the market price of our Class A common stock to decline if securities analysts and investors view those announcements negatively.
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

Public company director and officer liability insurance is expensive, and we have recently been, and likely will continue to be, required to incur higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.43 through August 31, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
•other events or factors, including those resulting from war, incidents of terrorism, public health concerns or epidemics (such as the COVID-19 pandemic), or responses to these events;
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
In addition, as of July 31, 2021, we had options outstanding that, if fully exercised or settled, would result in the issuance of 5,566,504 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 5,748,175 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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
Our customers are able to use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction, including in individual U.S. states, and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and Japan. Further, new laws are being introduced and interpretations of existing laws are changing. For example, ongoing uncertainty regarding valid transfer mechanisms under the GDPR may impact the ways in which we are permitted to transfer personal information from the European Economic Area to the United States. Reactions to these developments by data protection authorities and customers have varied and have included introducing new standards and requirements for service providers like us. For example, some customers may now request or require regional data hosting and local data processing, or the availability of certain security features to accompany their purchase or use of our products and services. Further, privacy advocates and industry groups may establish or propose new or different self-regulatory standards that could place additional burdens on service providers like us. The costs of compliance with, and other burdens imposed by laws and standards may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and standards, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.

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
Our agreements with customers, vendors, and partners may also include provisions under which we agree to provide certain defense and indemnity obligations for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other liabilities relating to or arising from our contractual obligations. Indemnity payments and defense costs may be substantial and could harm our business, operating results, and financial condition. Any dispute involving a customer and relating to such indemnity obligations could have adverse effects on our relationship with that customer and other existing or potential customers, and may harm our business and operating results. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by parties with which we contract, or if we are called upon to fulfill indemnification obligations.
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
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell subscriptions and services.
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
Our operations expose us to risks associated with public health crises, such as the COVID-19 pandemic, which could harm our business and cause our operating results to suffer. The global spread of COVID-19 has created significant worldwide operational and economic volatility, uncertainty, and disruption, and the extent to which the COVID-19 pandemic will adversely impact our business is highly uncertain, rapidly changing, and cannot be accurately predicted.
In addition, the COVID-19 pandemic has significantly impacted areas where we operate and areas of customer and user concentration. The impact of the COVID-19 pandemic has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities. Our response in taking precautions against COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The ongoing effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. The COVID-19 pandemic has also resulted in certain government closures and supply chain disruptions, which has impacted specific areas of our business.
Continued uncertainty due to the COVID-19 pandemic, as well as general economic uncertainty, associated macroeconomic conditions, and social unrest make it extremely difficult for us and our customers to accurately forecast and plan future business activities which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
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
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
10.1	2018 Employee Stock Purchase Plan, as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 8, 2021

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 8, 2021