Form 10-Q
period 2021-10-31
SMARTSHEET INC
filed 2021-12-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 30, 2021, there were 126,752,271 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2021

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Subscription	$132,597	$90,890	$361,720	$251,675
Professional services	12,031	8,043	31,726	23,967
Total revenue	144,628	98,933	393,446	275,642
Cost of revenue
Subscription	18,253	17,417	55,155	41,894
Professional services	11,162	6,313	28,298	19,295
Total cost of revenue	29,415	23,730	83,453	61,189
Gross profit	115,213	75,203	309,993	214,453
Operating expenses
Research and development	41,151	32,369	116,704	86,449
Sales and marketing	83,114	59,197	231,613	167,759
General and administrative	26,928	19,530	79,567	51,672
Total operating expenses	151,193	111,096	427,884	305,880
Loss from operations	(35,980)	(35,893)	(117,891)	(91,427)
Interest income	12	14	35	1,433
Other income (expense), net	(651)	(25)	112	(105)
Loss before income tax provision (benefit)	(36,619)	(35,904)	(117,744)	(90,099)
Income tax provision (benefit)	99	(3,933)	214	(3,785)
Net loss and comprehensive loss	$(36,718)	$(31,971)	$(117,958)	$(86,314)
Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.94)	$(0.72)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	126,118	121,203	125,157	120,006
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$439,950	$442,200
Accounts receivable, net of allowances of $6,601 and $6,933, respectively	106,347	102,648
Prepaid expenses and other current assets	26,883	13,524
Total current assets	573,180	558,372
Restricted cash	17	18
Deferred commissions	79,528	60,529
Property and equipment, net	36,768	28,613
Operating lease right-of-use assets	70,723	81,081
Intangible assets, net	46,577	54,139
Goodwill	125,605	125,605
Other long-term assets	3,708	3,432
Total assets	$936,106	$911,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,751	$2,851
Accrued compensation and related benefits	48,057	47,861
Other accrued liabilities	23,110	17,263
Operating lease liabilities, current	17,959	17,059
Deferred revenue	266,534	222,689
Total current liabilities	357,411	307,723
Operating lease liabilities, non-current	61,824	71,925
Deferred revenue, non-current	1,214	1,308
Other long-term liabilities	3,904	3,904
Total liabilities	424,353	384,860
Commitments and contingencies (Notes 11, 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 126,466,698 shares issued and outstanding as of October 31, 2021; 500,000,000 shares authorized, 123,272,902 shares issued and outstanding as of January 31, 2021	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of October 31, 2021; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021	—	—
Additional paid-in capital	1,001,148	898,366
Accumulated deficit	(489,395)	(371,437)
Total shareholders’ equity	511,753	526,929
Total liabilities and shareholders’ equity	$936,106	$911,789
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended October 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$511,148
Issuance of common stock under employee stock plans	844,601	—	10,363	—	10,363
Taxes paid related to net share settlement of equity awards	—	—	(1,447)	—	(1,447)
Issuance of restricted stock awards	—	—	—	—	—
Issuance of common stock for acquisition	—	—	—	—	—
Share-based compensation expense	—	—	28,407	—	28,407
Net loss and comprehensive loss	—	—	—	(36,718)	(36,718)
Balances as of October 31, 2021	126,466,698	$—	$1,001,148	$(489,395)	$511,753

	Three Months Ended October 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2020	120,286,340	$—	$816,526	$(310,801)	$505,725
Issuance of common stock under employee stock plans	1,091,107	—	10,134	—	10,134
Taxes paid related to net share settlement of equity awards	—	—	(288)	—	(288)
Issuance of restricted stock awards	96,620	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	19,110	—	19,110
Net loss and comprehensive loss	—	—	—	(31,971)	(31,971)
Balances as of October 31, 2020	122,025,349	$—	$871,354	$(342,772)	$528,582

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Nine Months Ended October 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$526,929
Issuance of common stock under employee stock plans	3,193,796	—	26,133	—	26,133
Taxes paid related to net share settlement of equity awards	—	—	(4,914)	—	(4,914)
Issuance of restricted stock awards	—	—	—	—	—
Issuance of common stock for acquisition	—	—	—	—	—
Share-based compensation expense	—	—	81,563	—	81,563
Net loss and comprehensive loss	—	—	—	(117,958)	(117,958)
Balances as of October 31, 2021	126,466,698	$—	$1,001,148	$(489,395)	$511,753

	Nine Months Ended October 31, 2020
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$514,060
Issuance of common stock under employee stock plans	3,183,288	—	24,216	—	24,216
Taxes paid related to net share settlement of equity awards	—	—	(1,758)	—	(1,758)
Issuance of restricted stock awards	96,620	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	52,506	—	52,506
Net loss and comprehensive loss	—	—	—	(86,314)	(86,314)
Balances as of October 31, 2020	122,025,349	$—	$871,354	$(342,772)	$528,582

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(117,958)	$(86,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	80,067	50,953
Depreciation and amortization of property and equipment	7,664	8,942
Amortization of deferred commission costs	31,175	22,045
Unrealized foreign currency loss	136	97
Loss on disposal of assets	—	268
Amortization of intangible assets	7,562	3,490
Non-cash operating lease costs	11,101	8,517
Changes in operating assets and liabilities:
Accounts receivable	(3,704)	(6,310)
Prepaid expenses and other current assets	(13,085)	(2,891)
Other long-term assets	678	(5,975)
Accounts payable	(1,079)	(2,869)
Other accrued liabilities	6,257	(1,124)
Accrued compensation and related benefits	4,174	(9,486)
Deferred commissions	(50,174)	(28,489)
Other long-term liabilities	—	6,807
Deferred revenue	43,750	19,220
Operating lease liabilities	(9,924)	(7,733)
Net cash used in operating activities	(3,360)	(30,852)
Cash flows from investing activities
Proceeds from early termination of short-term investments	—	50,532
Purchases of long-term investments	(1,000)	—
Purchases of property and equipment	(9,169)	(2,663)
Capitalized internal-use software development costs	(5,509)	(5,973)
Payments for business acquisitions, net of cash acquired	—	(125,055)
Net cash used in investing activities	(15,678)	(83,159)
Cash flows from financing activities
Payments on principal of finance leases	—	(1,973)
Payments of deferred offerings costs	—	(59)
Proceeds from exercise of stock options	9,173	11,129
Taxes paid related to net share settlement of equity awards	(4,914)	(1,758)
Proceeds from Employee Stock Purchase Plan	12,969	10,737
Net cash provided by financing activities	17,228	18,076
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(134)	(52)
Net decrease in cash, cash equivalents, and restricted cash	(1,944)	(95,987)
Beginning of period	442,348	516,789
End of period	$440,404	$420,802

Supplemental disclosures
Cash paid for interest	$—	$114
Cash paid for income taxes	150	122
Right-of-use assets obtained in exchange for new operating lease liabilities	742	13,965
Accrued purchases of property and equipment (including internal-use software)	726	916
Share-based compensation expense capitalized in internal-use software development costs	1,495	1,505
Fair value of shares issued as consideration for acquisition	—	25,872

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
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, Australia, and Germany. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of results to be expected for the full year ending January 31, 2022, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted cash
Restricted cash was $0.5 million and $0.1 million as of October 31, 2021 and January 31, 2021, respectively, primarily related to Australian employee contributions to our 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	October 31,
	2021	2020
Cash and cash equivalents	$439,950	$420,417
Restricted cash included in prepaid expenses and other current assets	437	26
Restricted cash	17	359
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$440,404	$420,802
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
Internal-use software costs of $2.5 million and $3.1 million were capitalized in the three months ended October 31, 2021 and 2020, respectively, and $6.7 million and $7.0 million were capitalized in the nine months ended October 31, 2021 and 2020, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.4 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively, and $3.8 million and $2.7 million for the nine months ended October 31, 2021 and 2020, respectively. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation limits.
No individual customer represented more than 10% of accounts receivable as of October 31, 2021 or January 31, 2021. No individual customer represented more than 10% of revenue for the three and nine months ended October 31, 2021 or 2020.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent accounting pronouncements not yet adopted
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard to have a material effect on the Company’s condensed consolidated financial statements.

3. Revenue from Contracts with Customers
During the three months ended October 31, 2021 and 2020, the Company recognized $109.0 million and $73.5 million of subscription revenue, respectively, and $4.3 million and $2.4 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2021 and 2020, respectively.
During the nine months ended October 31, 2021 and 2020, the Company recognized $196.6 million and $141.3 million of subscription revenue, respectively, and $4.7 million and $3.3 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.
As of October 31, 2021, approximately $316.7 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $312.3 million related to subscription services and $4.4 million related to professional services. Approximately 90% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.

4. Deferred Commissions
Deferred commissions were $79.5 million as of October 31, 2021 and $60.5 million as of January 31, 2021.
Amortization expense for deferred commissions was $11.4 million and $7.9 million for the three months ended October 31, 2021 and 2020, respectively, and $31.2 million and $22.0 million for the nine months ended October 31, 2021 and 2020, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations and comprehensive loss.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,718)	$(31,971)	$(117,958)	$(86,314)
Denominator:
Weighted-average common shares outstanding	126,118	121,203	125,157	120,006
Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.94)	$(0.72)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	October 31,
	2021	2020
Shares subject to outstanding common stock awards	10,926	12,422
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	43	52
Total potentially dilutive shares	10,969	12,474

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

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,290	$—	$—	$378,290
Total assets	$378,290	$—	$—	$378,290

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,281	$—	$—	$378,281
Total assets	$378,281	$—	$—	$378,281
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and nine months ended October 31, 2021 and 2020.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 7, Business Combinations, and Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

7. Business Combinations
Brandfolder
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our condensed consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021 and less than $0.1 million during the three and nine months ended October 31, 2021. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A Common Stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s common shares on the acquisition date.
Of the cash paid at closing, $0.7 million was held in a third-party escrow account after closing to secure our indemnification rights under the Brandfolder Merger Agreement. The amount was released on December 7, 2021.
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. In the three and nine months ended October 31, 2021, we incurred share-based compensation expense related to these awards of $0.3 million and $1.2 million, respectively.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered final. The following table presents the final allocation of the purchase price at the acquisition date (in thousands):

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the nine months ended October 31, 2021.
The following table presents the components of net intangible assets (in thousands):

	As of October 31, 2021			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(7,925)	$17,475	$25,400	$(4,115)	$21,285
Acquired customer relationships	32,150	(6,614)	25,536	32,150	(3,235)	28,915
Trade names	4,100	(595)	3,505	4,100	(233)	3,867
Patents	170	(122)	48	170	(111)	59
Domain name	13	—	13	13	—	13
Total	$61,833	$(15,256)	$46,577	$61,833	$(7,694)	$54,139
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	As of October 31, 2021		As of January 31, 2021
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$17,475	3.6	$21,285	4.3
Acquired customer relationships	25,536	5.8	28,915	6.5
Trade names	3,505	7.9	3,867	8.6
Total	$46,516	5.1	$54,067	5.8
Amortization expense related to intangible assets was $2.5 million and $1.8 million for the three months ended October 31, 2021 and 2020, respectively, and $7.6 million and $3.5 million for the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2022	$2,513
Fiscal 2023	9,942
Fiscal 2024	9,942
Fiscal 2025	8,740
Fiscal 2026	7,023
Thereafter	8,404
Total	$46,564

9. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan, the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”).
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
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2021:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2021	6,533,474	$12.07
Granted	325,358	63.97
Exercised	(1,413,559)	6.61
Forfeited or canceled	(207,794)	32.42
Outstanding at October 31, 2021	5,237,479	15.96
Exercisable at October 31, 2021	4,170,428	9.52
Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2021:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2021	4,765,240	$42.15
Granted	3,245,060	65.94
Vested	(1,489,648)	40.98
Forfeited or canceled	(831,811)	48.19
Outstanding at October 31, 2021	5,688,841	55.15
Restricted stock awards
The following table includes a summary of the RSA activity during the nine months ended October 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2021	92,318	$46.93
Granted	—	—
Vested	(33,640)	46.93
Forfeited or canceled	—	—
Outstanding at October 31, 2021	58,678	46.93
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Under our ESPP, eligible employees are able to acquire shares of our Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each March 25 and September 25) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. Beginning January 1, 2022, each offering period will commence on January 1 and July 1. This change requires an abbreviated, one-time purchase period from September 25, 2021 through December 31, 2021 to align to the new offering periods.The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
Shares available for issuance
The following table includes a summary of the activity during the nine months ended October 31, 2021 of our shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2021	13,654,077	3,234,516
Authorized	6,163,646	1,232,730
Granted	(3,570,418)	(355,578)
Forfeited	1,039,605	—
Balance at October 31, 2021	17,286,910	4,111,668
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
As of October 31, 2021, $2.3 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheet.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of subscription revenue	$1,629	$1,123	$4,726	$3,131
Cost of professional services revenue	1,034	576	2,648	1,575
Research and development	10,095	6,509	28,426	17,836
Sales and marketing	9,595	6,512	28,566	18,356
General and administrative	5,707	3,833	16,186	10,233
Total share-based compensation expense*	$28,060	$18,553	$80,552	$51,131
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
The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the three and nine months ended October 31, 2021, respectively, primarily attributable to income taxes in foreign jurisdictions and state income taxes. We recorded a benefit for income taxes of $3.9 million and $3.8 million for the three and nine months ended October 31, 2020, respectively, primarily attributable to a $4.0 million release of the Company’s federal and state valuation allowance on deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of Brandfolder, partially offset by income taxes in foreign jurisdictions and state income taxes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company elected to defer the employer portion of Social Security taxes and recorded the expense as incurred. As of October 31, 2021, these taxes totaled $7.8 million, of which $3.9 million was recorded in accrued compensation and related benefits and $3.9 million was recorded in other long-term liabilities on our condensed consolidated balance sheet. The deferral of these taxes does not impact the Company’s condensed consolidated statements of operations and comprehensive loss.

11. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Operating lease cost	$4,768	$3,732	$13,966	$11,134
Finance lease cost:
Amortization of assets	—	976	—	3,093
Interest on lease liabilities	—	30	—	114
Short-term lease cost	7	343	357	1,070
Variable lease cost	745	629	2,089	1,879
Total lease costs	$5,520	$5,710	$16,412	$17,290

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to leases was as follows (dollars in thousands):

	Nine Months Ended October 31,
	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$4,634	$10,386
Operating cash flows from finance leases	$—	$114
Financing cash flows from finance leases	$—	$1,973
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$742	$13,965
Finance leases	$—	$—

Weighted-average remaining lease term (in years):
Operating leases	5.5	5.7
Finance leases	—	—

Weighted-average discount rate:
Operating leases	5.0%	5.5%
Finance leases	—%	4.5%
*Includes cash paid for lease liability accretion of $3.2 million and $2.8 million for the nine months ended October 31, 2021 and 2020, respectively.
As of October 31, 2021, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2022	$4,550
Fiscal 2023	18,288
Fiscal 2024	17,716
Fiscal 2025	15,392
Fiscal 2026	13,348
Thereafter	21,547
Total lease payments	90,841
Less: imputed interest	(11,058)
Total	$79,783

12. Commitments and Contingencies
Purchase Commitments
In September 2021, the Company entered into a four-year commitment with a cloud-based hosting service provider for $190.0 million. This commitment replaced our four-year commitment for $75.0 million disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2021. As of October 31, 2021, $186.3 million remained unpaid, $35.0 million of upfront payments are to be paid in fiscal year 2023, $44.3 million of upfront payments are to be paid in fiscal year 2024, $57.8 million of upfront payments are to be paid in fiscal year 2025, and $40.5 million of upfront payments are to be paid in fiscal year 2026. Total remaining payments will exceed upfront payments based on on-demand usage.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In December 2020, the Company entered into a three-year commitment with a separate cloud-based hosting service provider for $3.2 million. As of October 31, 2021, $2.1 million remained unpaid. Payments are to be made monthly based on usage through fiscal year 2024.
Legal matters
An indemnification claim has been made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. We have recorded a liability of $10.0 million as of October 31, 2021 in connection with these lawsuits, which is classified in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. On November 18, 2021, the Company agreed to pay $10.0 million as part of an overall settlement of these matters.
From time-to-time, in the normal course of business, the Company may be subject to various other legal matters such as threatened or pending claims or proceedings. Although management currently believes that resolution of such matters, individually and in the aggregate, will not have a material impact on our financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$119,369	$80,826	$323,921	$224,050
EMEA	13,438	9,379	37,062	26,903
Asia Pacific	5,553	4,025	15,195	11,068
Americas other than the United States	6,268	4,703	17,268	13,621
Total	$144,628	$98,933	$393,446	$275,642
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	October 31, 2021	January 31, 2021
United States	$81,998	$85,740
EMEA	4,262	5,007
Asia Pacific	1,476	2,020
Total	$87,736	$92,767
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three Smartsheet subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance, which provides components that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. Some components are available for standalone purchase, including Connectors, which provide data integration and automation to third-party applications, and premium applications such as Dynamic View, Data Shuttle, Control Center, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management by Smartsheet, a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to intuitively store, customize, and share creative assets. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
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

In response to reports of COVID-19, our executive leadership team and human resources leadership team began an ongoing monitoring of the COVID-19 situation. Beginning in early February 2020, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March 2020, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and migrated all customer-facing activities to virtual formats. As of October 31, 2021, our offices have reopened at limited capacity and in accordance with applicable regional guidance. We continue to prioritize employee and community health and safety.
During the nine months ended October 31, 2021, purchasing decisions of certain customers continued to be impacted and sometimes deferred due to uncertainties around COVID-19. As long as the global economic environment is influenced by the COVID-19 pandemic, our existing customers may be hesitant to expand their use of Smartsheet and in certain industries may be more likely to churn.
The broader implications of the COVID-19 pandemic on our business, operating results, and overall financial performance remain uncertain and depend on various indicators, including vaccine availability and distribution, emergence and prevalence of variants, duration and severity of spread in global communities, impact on our customers and our sales cycles, impact on our partners and employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We expect that our customers and potential customers in some verticals may take actions to reduce operating expenses and moderate cash flows, including by delaying some purchase decisions and requesting extended billing and payment terms.
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

	As of October 31,
	2021	2020
Average annualized contract value per domain-based customer	$6,368	$4,665
Dollar-based net retention rate for all customers (trailing 12 months)	131%	125%
Customers with annualized contract values (“ACV”) of $5 thousand or more	14,228	11,172
Customers with ACV of $50 thousand or more	2,078	1,331
Customers with ACV of $100 thousand or more	868	504
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
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, and increased share-based compensation expense. As we continue to build our technology to extend to newer markets and geographies, we expect our gross margin to decline moderately.

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
Interest income
Interest income consists of interest income from our investment holdings. Due to the current near-zero interest rate environment, consistent with the three and nine months ended October 31, 2021, we expect our interest income in the near term to remain insignificant.
Other income (expense), net
Other income (expense), net primarily consists of foreign exchange gains and losses, interest expense, and other non-operating income and expenses.
Income tax provision (benefit)
The income tax provision consists primarily of income taxes in foreign jurisdictions and state income taxes. We maintain a valuation allowance on our U.S. federal, state and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Revenue
Subscription	$132,597	$90,890	$361,720	$251,675
Professional services	12,031	8,043	31,726	23,967
Total revenue	144,628	98,933	393,446	275,642
Cost of revenue
Subscription(1)	18,253	17,417	55,155	41,894
Professional services(1)	11,162	6,313	28,298	19,295
Total cost of revenue	29,415	23,730	83,453	61,189
Gross profit	115,213	75,203	309,993	214,453
Operating expenses
Research and development(1)	41,151	32,369	116,704	86,449
Sales and marketing(1)	83,114	59,197	231,613	167,759
General and administrative(1)	26,928	19,530	79,567	51,672
Total operating expenses	151,193	111,096	427,884	305,880
Loss from operations	(35,980)	(35,893)	(117,891)	(91,427)
Interest income	12	14	35	1,433
Other income (expense), net	(651)	(25)	112	(105)
Loss before income tax provision (benefit)	(36,619)	(35,904)	(117,744)	(90,099)
Income tax provision (benefit)	99	(3,933)	214	(3,785)
Net loss and comprehensive loss	$(36,718)	$(31,971)	$(117,958)	$(86,314)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Cost of subscription revenue	$1,629	$1,123	$4,726	$3,131
Cost of professional services revenue	1,034	576	2,648	1,575
Research and development	10,095	6,509	28,426	17,836
Sales and marketing	9,595	6,512	28,566	18,356
General and administrative	5,707	3,833	16,186	10,233
Total share-based compensation expense*	$28,060	$18,553	$80,552	$51,131
*Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Subscription	92%	92%	92%	91%
Professional services	8	8	8	9
Total revenue	100	100	100	100
Cost of revenue
Subscription	13	18	14	15
Professional services	8	6	7	7
Total cost of revenue	20	24	21	22
Gross profit	80	76	79	78
Operating expenses
Research and development	28	33	30	31
Sales and marketing	57	60	59	61
General and administrative	19	20	20	19
Total operating expenses	105	112	109	111
Loss from operations	(25)	(36)	(30)	(33)
Interest income	—	—	—	1
Other income (expense), net	—	—	—	—
Loss before income tax provision (benefit)	(25)	(36)	(30)	(33)
Income tax provision (benefit)	—	(4)	—	(1)
Net loss and comprehensive loss	(25)%	(32)%	(30)%	(31)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$132,597	$90,890	$41,707	46%
Professional services	12,031	8,043	3,988	50%
Total revenue	$144,628	$98,933	$45,695	46%
Percentage of total revenue
Subscription revenue	92%	92%
Professional services revenue	8%	8%
During the three months ended October 31, 2021, as compared to the three months ended October 31, 2020, total subscription revenue increased by $41.7 million, or 46%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $25.4 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $16.3 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$18,253	$17,417	$836	5%
Professional services	11,162	6,313	4,849	77%
Total cost of revenue	$29,415	$23,730	$5,685	24%
Gross profit	$115,213	$75,203	$40,010	53%
Gross margin
Subscription	86%	81%
Professional services	7%	22%
Total gross margin	80%	76%
Cost of subscription revenue increased $0.8 million, or 5%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $0.6 million in allocated overhead, an increase of $0.4 million in costs of outside services to supplement our internal staff, an increase of $0.3 million in employee-related expenses due to increased headcount, of which $0.3 million was related to share-based compensation expense, an increase of $0.3 million in amortization of acquisition-related intangibles, an increase of $0.2 million each in software-related costs and credit card processing fees, and an increase of $0.1 million in costs of Connectors with third-party applications. This was partially offset by a decrease of $1.3 million in hosting fees, which included the depreciation of data center equipment in the prior period.
Our gross margin for subscription revenue was 86% and 81% for the three months ended October 31, 2021 and 2020, respectively. The increase in gross margin during the three months ended October 31, 2021 was driven primarily by an increase in subscription revenue that outpaced the related increase in personnel expenses and a decrease in costs related to hosting our platform, which included the depreciation of data center equipment in the prior period.
Cost of professional services increased $4.8 million, or 77%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $2.7 million in employee-related expenses, of which $0.5 million was related to share-based compensation expense, an increase of $1.8 million in costs of outside services to supplement our internal staff, an increase of $0.2 million in allocated overhead, and an increase of $0.1 million in software-related costs.
Our gross margin for professional services was 7% and 22% for the three months ended October 31, 2021 and 2020, respectively. The decrease in gross margin during the three months ended October 31, 2021 was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue and increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.
Research and development expenses

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$41,151	$32,369	$8,782	27%
Percentage of total revenue	28%	33%

Research and development expenses increased $8.8 million, or 27%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $6.6 million in employee-related expenses due to increased headcount, of which $3.6 million was related to share-based compensation expense, an increase of $1.7 million in software-related costs, and an increase of $0.4 million in costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$83,114	$59,197	$23,917	40%
Percentage of total revenue	57%	60%
Sales and marketing expenses increased $23.9 million, or 40%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. The increase was primarily due to an increase of $14.0 million in employee-related expenses due to increased headcount, of which $3.1 million related to share-based compensation expense, an increase of $7.1 million in costs related to general marketing and advertising efforts, an increase of $1.0 million in software-related costs, an increase of $0.5 million each in costs of outside services used to supplement our internal staff, amortization of acquisition-related intangibles, and allocated overhead costs, and a $0.3 million increase in travel-related costs.
General and administrative expenses

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$26,928	$19,530	$7,398	38%
Percentage of total revenue	19%	20%
General and administrative expenses increased $7.4 million, or 38%, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020. This was driven by an increase of $4.1 million in employee-related expenses due to increased headcount, of which $1.9 million related to share-based compensation expense, an increase of $2.3 million in legal costs, which primarily related to an accrual for an indemnification claim, an increase of $0.7 million in costs of outside services to supplement our internal staff, an increase of $0.4 million in software-related costs, an increase of $0.3 million in allocated overhead costs, and an increase of $0.3 million in taxes, licenses and insurance. This was partially offset by a decrease of $0.5 million in accounting, internal control, and tax-related costs, and a decrease of $0.2 million in bad debt expense.
Other income (expense), net

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$(651)	$(25)	$(626)	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the three months ended October 31, 2021 compared to the three months ended October 31, 2020, the change in other income (expense), net was driven by an increase of $0.6 million in other expense, which primarily related to a $0.5 million impairment of an investment, and an increase of $0.1 million in realized foreign currency loss. This was partially offset by an increase of $0.2 million in unrealized foreign currency gain.

Income tax provision (benefit)

	Three Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$99	$(3,933)	$4,032	*N/M
Percentage of total revenue	—%	(4)%
*N/M = Not meaningful
For the three months ended October 31, 2021 compared to the three months ended October 31, 2020, the change in income tax provision (benefit) was primarily driven by a $4.0 million partial release of our valuation allowance in the prior period related to the purchase accounting for the acquisition of Brandfolder.
Comparison of the nine months ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Revenue
Subscription	$361,720	$251,675	$110,045	44%
Professional services	31,726	23,967	7,759	32%
Total revenue	$393,446	$275,642	$117,804	43%
Percentage of total revenue
Subscription revenue	92%	91%
Professional services revenue	8%	9%
During the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020, total subscription revenue increased by $110.0 million, or 44%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $66.2 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $43.8 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$55,155	$41,894	$13,261	32%
Professional services	28,298	19,295	9,003	47%
Total cost of revenue	$83,453	$61,189	$22,264	36%
Gross profit	$309,993	$214,453	$95,540	45%
Gross margin
Subscription	85%	83%
Professional services	11%	19%
Total gross margin	79%	78%
Cost of subscription revenue increased $13.3 million, or 32%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $3.9 million in employee-related expenses due to increased headcount, of which $1.3 million was related to share-based compensation expense, an increase of $2.2 million in hosting fees, an increase of $1.7 million each in costs of outside services to supplement our internal staff and amortization of acquisition-related intangibles, an increase of $1.4 million in allocated overhead costs, an increase of $1.0 million in software-related costs, an increase of $0.7 million in costs of Connectors with third-party applications, an increase of $0.6 million in credit card processing fees, and an increase of $0.1 million in costs related to technical support services.
Our gross margin for subscription revenue was 85% and 83% for the nine months ended October 31, 2021 and 2020, respectively. The increase in gross margin during the nine months ended October 31, 2021 was driven primarily by an increase in subscription revenue that outpaced the related increase in personnel expenses. This was partially offset an increase in costs related to hosting our platform and technical support services.
Cost of professional services increased $9.0 million, or 47%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $5.9 million in employee-related expenses, of which $1.1 million was related to share-based compensation expense, an increase of $2.7 million in costs of outside services to supplement our internal staff, an increase of $0.3 million in allocated overhead costs, and an increase of $0.2 million in software-related costs. This was partially offset by a decrease of $0.1 million in billable expenses.
Our gross margin for professional services revenue was 11% and 19% for the nine months ended October 31, 2021 and 2020, respectively. The decrease in gross margin during the nine months ended October 31, 2021 was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue and increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.

Research and development expenses

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Research and development	$116,704	$86,449	$30,255	35%
Percentage of total revenue	30%	31%
Research and development expenses increased $30.3 million, or 35%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $26.7 million in employee-related expenses due to increased headcount, of which $10.6 million was related to share-based compensation expense, and an increase of $4.2 million in software-related costs. This was partially offset by a decrease of $0.5 million in costs of outside services to supplement our internal staff and a decrease of $0.1 million in allocated overhead costs.
Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Sales and marketing	$231,613	$167,759	$63,854	38%
Percentage of total revenue	59%	61%
Sales and marketing expenses increased $63.9 million, or 38%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $44.1 million in employee-related expenses due to increased headcount, of which $10.0 million related to share-based compensation expense, an increase of $13.5 million in marketing costs related to our brand advertising campaign and other marketing initiatives, an increase of $2.4 million in amortization of acquisition-related intangibles, an increase of $2.0 million in software-related costs, an increase of $1.3 million in allocated overhead costs, and an increase of $1.0 million in costs of outside services used to supplement our internal staff. This was partially offset by a decrease of $0.5 million in travel-related costs.
General and administrative expenses

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
General and administrative	$79,567	$51,672	$27,895	54%
Percentage of total revenue	20%	19%
General and administrative expenses increased $27.9 million, or 54%, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to an increase of $15.2 million in employee-related expenses due to increased headcount, of which $5.9 million related to share-based compensation expense, an increase of $9.9 million in legal costs, which primarily related to a $10.0 million accrual for an indemnification claim, an increase of $1.4 million in costs of outside services used to supplement our internal staff, an increase of $1.2 million in taxes, licenses, and insurance, an increase of $1.0 million in software-related costs, an increase of $0.9 million in allocated overhead costs, and an increase of $0.5 million in bad debt expense. This was partially offset by a decrease of $2.1 million in accounting, internal control, and tax-related costs and a decrease of $0.1 million in bank charges.

Interest income

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Interest income	$35	$1,433	$(1,398)	(98)%
Percentage of total revenue	—%	1%
For the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, the decrease in interest income of $1.4 million was driven by a lower monetary value of cash and cash equivalents held in interest-bearing accounts and instruments and the decline in interest rates year over year.
Other income (expense), net

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Other income (expense), net	$112	$(105)	$217	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, the change in other income (expense), net was driven by an increase in other income of $1.0 million due to an acquisition-related gain contingency that was resolved during the nine months ended October 31, 2021. This was partially offset by an increase of $0.6 million in other expense, which primarily related to a $0.5 million impairment of an investment, and an increase of $0.2 million in realized foreign currency loss.
Income tax provision (benefit)

	Nine Months Ended October 31,		Change
	2021	2020	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$214	$(3,785)	$3,999	*N/M
Percentage of total revenue	—%	(1)%
*N/M = Not meaningful
For the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, the change in income tax provision (benefit) was primarily driven by a $4.0 million partial release of our valuation allowance in the prior period related to the purchase accounting for the acquisition of Brandfolder.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(dollars in thousands)
Gross profit	$115,213	$75,203	$309,993	$214,453
Add:
Share-based compensation expense*	2,663	1,699	7,374	4,706
Amortization of acquisition-related intangible assets	1,270	1,000	3,810	2,111
Non-GAAP gross profit	$119,146	$77,902	$321,177	$221,270

Gross margin	80%	76%	79%	78%
Non-GAAP gross margin	82%	79%	82%	80%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(dollars in thousands)
Loss from operations	$(35,980)	$(35,893)	$(117,891)	$(91,427)
Add:
Share-based compensation expense*	28,060	18,553	80,552	51,131
Amortization of acquisition-related intangible assets	2,517	1,786	7,551	3,475
One-time acquisition costs	—	558	17	900
Litigation expenses and settlements**	2,750	—	10,000	—
Non-GAAP operating loss	$(2,653)	$(14,996)	$(19,771)	$(35,921)

Operating margin	(25)%	(36)%	(30)%	(33)%
Non-GAAP operating margin	(2)%	(15)%	(5)%	(13)%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net loss	$(36,718)	$(31,971)	$(117,958)	$(86,314)
Add:
Share-based compensation expense*	28,060	18,553	80,552	51,131
Amortization of acquisition-related intangible assets	2,517	1,786	7,551	3,475
One-time acquisition costs	—	558	17	900
Litigation expenses and settlements**	2,750	—	10,000	—
Release of valuation allowance	—	(4,014)	—	(4,014)
Non-GAAP net loss	$(3,391)	$(15,088)	$(19,838)	$(34,822)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Net cash used in operating activities	$(2,161)	$(5,249)	$(3,360)	$(30,852)
Less:
Purchases of property and equipment	(2,194)	(674)	(9,169)	(2,663)
Capitalized internal-use software development costs	(1,953)	(2,262)	(5,509)	(5,973)
Payments on principal of finance leases	—	(626)	—	(1,973)
Free cash flow	$(6,308)	$(8,811)	$(18,038)	$(41,461)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	(in thousands)
Total revenue	$144,628	$98,933	$393,446	$275,642
Add:
Deferred revenue (end of period)	267,748	182,683	267,748	182,683
Less:
Deferred revenue (beginning of period)	250,826	169,258	223,997	158,809
Calculated billings	$161,550	$112,358	$437,197	$299,516

Liquidity and Capital Resources
As of October 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $440.0 million, which were held for working capital purposes. Our cash equivalents were comprised primarily of money market funds. We have historically generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and condensed consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations for the foreseeable future.
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
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists primarily of the unearned portion of billed fees for our subscriptions, which is recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, we had deferred revenue of $267.7 million, of which $266.5 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2021	2020
Net cash used in operating activities	$(3,360)	$(30,852)
Net cash used in investing activities	(15,678)	(83,159)
Net cash provided by financing activities	17,228	18,076
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(134)	(52)
Net decrease in cash, cash equivalents, and restricted cash	$(1,944)	$(95,987)
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

During the nine months ended October 31, 2021, net cash used in operating activities was $3.4 million, driven by our net loss of $118.0 million, adjusted for non-cash charges of $137.7 million, and net cash outflows of $23.1 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, non-cash operating lease costs, depreciation of property and equipment, and amortization of intangible assets. Fluctuations in operating assets and liabilities included an increase in deferred commissions of $50.2 million, an increase in deferred revenue of $43.8 million, an increase in prepaid expenses and other current assets of $13.1 million, a decrease in operating lease liabilities of $9.9 million, an increase in accounts payable and accrued expenses of $9.4 million, an increase in accounts receivable of $3.7 million, and a decrease in other long-term assets of $0.7 million.
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
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2021 of $15.7 million consisted of purchases of property and equipment of $9.2 million, spend on capitalized internal-use software development of $5.5 million, and purchases of long-term investments of $1.0 million.
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
Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2021 of $17.2 million was primarily due to $13.0 million in proceeds from our ESPP and $9.2 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $4.9 million.
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
Obligations and Other Commitments
As of October 31, 2021, our principal obligations consisted of obligations outstanding under non-cancelable operating leases that expire at various dates through fiscal year 2030. See Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases, including changes to our principal lease commitments compared to those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company related to litigation in which a former director and shareholder are parties. On January 29, 2021, Ryan Hinkle and Insight Venture Partners VII, L.P. and certain affiliates filed a complaint against Smartsheet Inc. in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred related to this indemnification claim. As of October 31, 2021, we recorded a liability of $10.0 million related to these lawsuits. On November 18, 2021, the Company agreed to pay $10.0 million as part of an overall settlement of these matters, as described in Note 12, Commitments and Contingencies, in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of October 31, 2021, we did not have any relationships with organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies during the nine months ended October 31, 2021 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $440.0 million as of October 31, 2021, of which $410.8 million was invested in money market funds. We had cash and cash equivalents totaling $442.2 million as of January 31, 2021, of which $420.6 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates during the periods presented would not have a material impact on the value of our cash equivalents in our condensed consolidated financial statements.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of October 31, 2021.
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
•Security threats and attacks are common, increasing globally, and may result in significant liabilities.

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
Commercial and Financial Risks
•It is difficult to predict future operating results, particularly as we monitor the effects of the COVID-19 pandemic.
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
•Our growth depends on our ability to expand our sales force domestically and internationally, and the failure to do so may harm our business and results.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes in the following: Internet-related hardware; mobile operating systems such as iOS and Android; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements, or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.

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
•termination of subscription agreements, loss of customers, and issuance of refunds;
•diversion of development, customer service, and other company resources; and
•harm to our reputation.
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

We may be required to issue credits or refunds, or otherwise be liable to our customers for damages they may incur resulting from certain of these events. Our insurance coverage may be inadequate to sufficiently cover such potential liabilities, and may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling; however, our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If we are not able to provide our platform at the scale required by our customers or to correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and existing customers may not renew their agreements with us.
If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers' needs, then we may be subject to liabilities and our operating results may be harmed.
We have experienced significant growth in the number of users and data that our platform supports, and it is critical that we maintain sufficient excess service capacity to ensure our platform is accessible and functioning with an acceptable latency; and to ensure we meet the needs of existing and new customers and users, the needs required to support customer and user expansion, and our own internal needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes to address newly discovered scalability and performance issues, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform, and may harm our operating results.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces (“APIs”). While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may take any of the following actions: decline to enter into, or later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such actions could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
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
The current COVID-19 pandemic has continued to significantly impact worldwide economic activity. The COVID-19 pandemic and related restrictions imposed by the government and businesses could continue to result in one or more of the following conditions that may affect us and our customers: increased risk in collectability of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures for a return to the workplace; reduced staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. There is still uncertainty regarding the duration and scope of the pandemic, and we continue to monitor its effects. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the ongoing spread of COVID-19, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $36.7 million and $32.0 million during the three months ended October 31, 2021 and 2020, respectively, and $118.0 million and $86.3 million during the nine months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had an accumulated deficit of $489.4 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations. During the period from January 31, 2016 to October 31, 2021 we grew from 274 employees to 2,332 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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

Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve greater costs, longer sales cycles, including complex customer procurement and budgeting considerations, greater competition, increased operational burden, potential reseller or other third-party involvement, and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as increased training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of the foregoing factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
Our growth depends on our ability to expand our sales force domestically and internationally.
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
Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws and travel bans may restrict or limit our ability to recruit individuals outside of their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.

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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $41.2 million and $32.4 million during the three months ended October 31, 2021 and 2020, respectively, and $116.7 million and $86.4 million during the nine months ended October 31, 2021 and 2020, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities, such as maintaining authorization under FedRAMP. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We may experience difficulties in accurately predicting optimal pricing necessary to attract new customers and retain existing customers.
We have in the past, changed, and expect in the future that we will from time to time need to change, our published and unpublished pricing and packaging models. We have previously deployed, and may continue to deploy, multiple structures and models of pricing and packaging to serve our wide variety of customers. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models, and any new models may inhibit the organic growth that we value from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
•the difficulty of, and burden and expense involved with, compliance with privacy, data protection, data storage and processing, and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”);
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
•lack of brand recognition;

•political instability, uncertainty, or change, such as that caused by and occurring with the United Kingdom's departure from the European Union (“Brexit”);
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
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. In addition to certain patents and patent applications, we primarily rely on a combination of copyright, trademark, and trade secret protections, and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that patents may be granted or that awarded patents will effectively protect every significant feature of our products and services. We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control, over financial reporting to meet this standard, significant resources and management oversight may be required.
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
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cause us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and results of operations. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with the target entity, the proposed transaction, and any subsequent integration. The process of acquiring a company or integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:
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
•liability arising from contracts entered into by the acquired company before the acquisition, which may include contracts that are in active breach by the company or another party thereto, or contracts which may not align with our acceptable contracting principles or liability limitations;
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.65 through November 30, 2021. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
•changes in the financial projections we provide to the public or our failure to meet financial projections;
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
In addition, as of October 31, 2021, we had options outstanding that, if fully exercised or settled, would result in the issuance of 5,237,479 shares of Class A common stock, and restricted stock units (“RSUs”) outstanding that, if fully settled, would result in the issuance of 5,688,841 shares of Class A common stock. We expect that all of the shares of Class A common stock issuable upon the exercise of stock options or settlement of RSUs, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act. Accordingly, these shares will be freely tradable in the public market upon issuance subject to applicable vesting requirements.
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
Our customers are able to use our products and services to collect, use, and otherwise process personal information for their own purposes and we may collect, use, and otherwise process personal information for our own purposes. Privacy laws regulating personal information vary significantly by jurisdiction, including in individual U.S. states, and are particularly stringent in Europe and certain other foreign jurisdictions such as Brazil, Canada, and Japan. Further, new laws are being introduced and interpretations of existing laws are changing. For example, obligations required to utilize certain valid transfer mechanisms under the GDPR have been updated, and these updates may impact the ways in which we are permitted to process and transfer personal information from the European Economic Area. Reactions to these developments by data protection authorities and customers have varied and have included introducing new standards and requirements for service providers like us. For example, some customers may now request or require regional data hosting and local data processing, or the availability of certain security features to accompany their purchase or use of our products and services. Further, privacy advocates and industry groups may establish or propose new or different self-regulatory standards that could place additional burdens on service providers like us. The costs of compliance with, and other burdens imposed by laws and standards may limit or slow the use and adoption of our products and services, restrict our ability to make product or operational improvements, limit our ability to process certain data, restrict our ability to offer our products and services in certain jurisdictions, and create operational burden, any of which could harm our business. Moreover, if we or our service providers fail to comply with relevant laws and standards, our reputation may be harmed and we may be subject to regulatory investigations, litigation, and significant fines, penalties, or liabilities.

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

In addition, we use various third parties to sell our products and services and conduct our business abroad and with the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any such non-compliance.
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
Further, certain of our customer agreements contain service level commitments. If we are unable to meet the stated service level commitments, including uptime requirements, we may be contractually obligated to provide these affected customers with service credits or refunds which could significantly affect our revenue in the period in which the uptime failure occurs or the period in which the credits are due. We could also face subscription terminations, which may significantly affect both our current and future revenue. We have issued credits and other recompense to customers in the past based on outages experienced by our platform. Additional service level failures could damage our reputation, which would also affect our future revenue and operating results.
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
From time to time, we may be involved as a party to, or an indemnitor in, disputes or regulatory inquiries that arise in the ordinary course of business. These may include alleged claims, lawsuits, and proceedings regarding labor and employment issues, commercial disagreements, securities law violations, merger and acquisition activity, and other matters. For example, we recently settled a lawsuit seeking indemnification from the Company in connection with a lawsuit against a former director and shareholder to which we are not a party. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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
Further, political developments impacting government spending and international trade, including government shutdowns in the United States, Brexit and other governmental changes, and trade disputes and tariffs, in particular with China, may negatively impact markets and cause weaker macroeconomic conditions. Such conditions have created economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit and other governmental changes may not be fully realized for several years or more, and uncertainty in their effects may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
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
In addition, the COVID-19 pandemic has significantly impacted areas where we operate and areas of customer and user concentration. The impact of the COVID-19 pandemic has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities, or due to safety measures implemented by businesses themselves. Our response in taking precautions against COVID-19 has required our employees to utilize alternative working arrangements and has restricted our employees’ ability to travel. The ongoing effects of these indefinite travel restrictions and alternative working arrangements are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. The COVID-19 pandemic has also resulted in certain government closures and supply chain disruptions, which has impacted specific areas of our business.
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
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.					X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2021

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 8, 2021