Form 10-K
period 2022-01-31
SMARTSHEET INC
filed 2022-03-25
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the stock of the Registrant as of July 30, 2021 (based on a closing price of $72.55 per share) held by non-affiliates was approximately $8.8 billion. As of March 18, 2022, there were 128,643,370 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2022.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2022

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
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words such as “expect,” “anticipate,” “should,” “believe,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors." Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the effect of uncertainties related to the ongoing COVID-19 coronavirus pandemic (“COVID-19”), including variants, on the U.S. and global markets, our business, operations, and customers;
•the effect of macroeconomic and geopolitical factors such as inflation and the risk of expansion of the Russia/Ukraine conflict;
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
•our ability to execute our “land, expand, and climb” strategy;
•our ability to address security threats that may affect our platform, services, corporate and production technological infrastructure, and the public cloud infrastructure that we use;
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

Part I
Item 1. Business
Overview
We are the enterprise platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. The nature of work has changed and the majority of work is unstructured or dynamic. The growing volume and variety of information has complicated the process for executing work across teams that are increasingly multidisciplinary and geographically distributed. Unstructured or dynamic work is work that has historically been managed using a combination of email, spreadsheets, whiteboards, phone calls, and meetings to communicate with team members and complete projects and processes. It is frequently changing, often ad-hoc, and highly reactive to new information. Rigid applications, such as ticketing, enterprise resource planning, or customer relationship management systems are poorly suited to manage unstructured work. For nearly 30 years, organizations have primarily relied on disparate and rudimentary tools to manage dynamic or unstructured work. Reliance on these tools limits visibility and accountability, creates information silos that slow decision-making, and results in delays, errors, and suboptimal outcomes.
Business users need technology solutions they can set up and modify on their own. Today, many systems within an enterprise require IT implementation and management. Most tools that focus on the business user require some coding knowledge to incorporate business logic for workflows, integrate data from third-party systems, and adapt to changing business needs.
Smartsheet was founded in 2005 with a vision to build a universal software platform for work execution that does not require coding capabilities. Our platform serves as a single source of truth across work projects, processes, and initiatives, fostering accountability and engagement within teams and leading to more efficient decision-making and better business outcomes. We provide a number of solutions that eliminate the obstacles to capturing information, propelled by a familiar and intuitive interface as well as easily customizable forms. Our reporting and automation capabilities reduce time spent on administration and repetitive work. We make it easy for teams to apply business logic to automate repetitive actions using an extensive list of conditions. Business users, with little or no training, can set up and modify our platform to customize workflows to suit their needs. Our familiar and intuitive user interface and functionality allow users to realize the benefits of our platform without changing the behaviors developed using everyday productivity tools.
People across organizations have similar needs no matter where they work or what they do. They need to manage workflows across teams; gain visibility into progress on company-wide projects, programs, processes, and initiatives in real-time; capture inputs; track and report on deliverables; prioritize actions; and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for thousands of documented use cases, including software migration planning, vendor and contract management, brand launches, compliance reporting, event planning, customer onboarding, budget approvals, patent application processing, talent acquisition management, benefit and retirement tracking, sales enablement, pipeline management, sales operations, commissions calculations, marketing programs management, investor relations tracking, and website management, among others.
Our customers are in approximately 190 countries and include 89 companies in the Fortune 100, and over 80% of the companies in the Fortune 500. As of January 31, 2022, our Fortune 100 and Fortune 500 customers had annualized contract values (“ACVs”) ranging from less than $200 to over $3.0 million. Our customers typically begin using our platform for a single initiative, process, or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands horizontally across an organization through new use cases and teams, as well as expands vertically to increasingly sophisticated and mission-critical uses.

We have a blended go-to-market model that allows us to serve a larger, diverse user base without incurring excessive costs. We deliver our cloud-based software platform through a subscription model globally. Our digital sales model enables self-service licensing and adoption through our website. We employ an efficient inside sales team that utilizes machine learning and lead scoring to respond to and convert other interested users within new and existing organizations. We have a targeted field sales team dedicated to expanding our presence within existing enterprise customers where we have identified significant opportunity for growth. We have developed partner relationships to support new customers, use cases, and markets. The breadth of solutions we offer reflects the flexibility our users desire to purchase and use our platform in a way that most closely aligns with their needs and level of adoption.
Our Platform
Our platform is purpose-built to improve work execution for organizations and teams of all sizes. It is designed to scale up to the most demanding enterprise-grade workloads and delivers the scalability, compliance, and security required by the world’s largest organizations. We provide our customers with a robust set of capabilities to plan, capture, manage, automate, and report on work. Our platform enhances visibility and accountability in work execution and eliminates behaviors and processes that hinder productivity. It is designed to be accessible and valuable to all knowledge workers. Business users with no coding ability can share their work in Smartsheet across internal and external teams, and create and modify workflows to address specific use cases. Our platform offers multiple ways for customers to plan and manage their work using grids, projects, cards, and calendars, and users can easily toggle between views to support their team’s preferred way of working.
We also offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. Smartsheet Advance provides components that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. Some components are available for standalone purchase, including Connectors, which provide data integration and automation to third-party applications, and premium applications such as Control Center, Dynamic View, Data Shuttle, and Bridge by Smartsheet (“Bridge”). These capabilities are monetized based on the value they create for customers, not on a per seat basis.
Additional subscriptions that can be integrated with our cloud-based platform include Resource Management by Smartsheet (“Resource Management”), a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to intuitively store, customize, and share creative assets. The combination of Brandfolder and Smartsheet allows our customers to create dynamic solutions to manage workflows around content and collaboration.
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

Content collaboration produces better content, faster
We enable marketing, creative, and other functional teams to easily manage creative production and marketing work, as well as review, deliver, store, share, manipulate, and analyze the content they produce across hundreds of formats. We help global brands create compelling, timely, and consistent brand experiences.
Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2022, we had over 10 million Smartsheet users, including paid licensed users and non-licensed collaborators. Additionally, Advance introduces the concept of connected users who are monetized through this offering and can include both paid licenses and non-licensed collaborators. Our strategy is designed to monetize those seeking to enjoy the complete functionality of our platform or to enjoy tailored experiences while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility and accountability are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.
Multiple levels of integration to garner the most benefit from Smartsheet and other systems
We enable business users to engage with our platform through systems they currently use. Through connectors either built by Smartsheet or developed in collaboration with our partners, we extend the reach and consistency of data from other systems, such as those offered by Salesforce, Adobe, UiPath, Workday, DocuSign, Atlassian, ServiceNow, and Microsoft. Beyond these specific connections, the Smartsheet components, Bridge and Data Shuttle, enable customers to connect Smartsheet with most other systems for enhanced reach and cross system data consistency. These data connections, combined with Smartsheet platform capabilities, enable users to apply business logic and automate workflows, increasing the value of these existing applications to our users. We also integrate our platform into popular document and communication applications from Google, Microsoft, Slack, and others. Such functionality enables our users to incorporate documents directly into our platform or access our platform through the application of their choice. In addition, we offer extensible application programming interfaces (“APIs”) that enable a broad ecosystem of partners and customers to integrate directly into our platform, increasing the value of existing custom-built applications and improving the experience for our users.
Enterprise features and functionality for scalable adoption within businesses
Organizations rely on Smartsheet to manage a diverse set of business processes. We provide the scalability, compliance, and security needed to operate reliably for our customers. Our platform provides consistent program execution, enabling teams and organizations to administer programs with management, visibility, and reporting at scale. Customers can use our professional services offerings to create and administer programs for specific use cases. We also provide user management and compliance features that enable organizations to control user access and audit account activity within our platform. We provide enterprise-grade security controls and data governance to enable customer compliance with applicable privacy regulations and data handling requirements.
Our Growth Strategies
Our goal is to make our platform accessible for every organization, team, and worker relying on collaborative work to achieve successful outcomes. We are pursuing this goal with the following strategies.
Attract more customers to Smartsheet

We believe that there is a broad need for a work execution platform such as ours, and we believe there is significant opportunity to grow our paid user base. We will continue to invest in our digital sales model, direct sales force, brand, product, and partner marketing in order to land new customers and increase enterprise adoption. In addition, we will continue to grow our professional services function, and develop new and enhanced premium solutions based on Smartsheet Advance and our standalone offerings to help land larger accounts and increase the scale of our deployments with customers.
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
Expand internationally
For the year ended January 31, 2022, we derived approximately 18% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally and accelerate expansion with our existing international customers. Our platform is available in eight languages. By expanding our direct and indirect sales force focused outside of the United States, establishing international sales territories and global corporate subsidiaries, and partnering with strategic resellers, we plan to continue to grow our international sales. In October 2018, we opened our first international sales office in the U.K. to focus on growing our presence within Western Europe. In September 2019, we established an additional international office in Australia to focus on expanding our position in the Australian market and the Asia Pacific region. In October 2021, we launched Smartsheet Regions and began hosting data in the European Union to meet customer compliance, privacy, and governance requirements. In November 2021, we established a shared services center in Costa Rica to support various functions within the Company.
Expand into government
Smartsheet Gov has achieved Provisional Authority to Operate (“P-ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”). This means the Smartsheet platform has been fully approved for use by federal agencies and government contractors, giving them the ability to plan, capture, manage, automate, and report on work at scale. Additionally, Smartsheet can now be found on the AWS Gov Cloud Marketplace. This marketplace lists FedRAMP authorized offerings to help agencies research and select secure and compliant cloud providers available for federal use. Smartsheet Gov has obtained the U.S. Department of Defense (“DoD”) Impact Level 4 P-ATO per the Security Requirements Guide for cloud computing by the Defense Information Systems Agency. This means that customers within the DoD can also use the Smartsheet Gov platform.
Expand product features and functionality
We intend to continually increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. We further place continued emphasis on enterprise management platform features, including account administration, security, and permissioning.
Make additional investments in partnerships and integrations

To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality at no cost to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, DocuSign, and Dropbox. We offer powerful out-of-the-box Connectors with Salesforce, Adobe, Atlassian, ServiceNow, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in these integrations, develop new partnerships, and enhance our architecture to support a wider range of Connectors with leading enterprise applications to increase the value, awareness, and adoption of our platform.
Pursue strategic acquisitions
We plan to pursue strategic acquisitions that we believe will be complementary to our existing offering, enhance our technology, and increase the value proposition we deliver to our customers. Our acquisitions of Denver-based Brandfolder and Seattle-based Artefact Product Group, LLC (“10,000ft”) are examples of acquisitions that were complementary to our existing product capabilities. Through our acquisition of Brandfolder, we now offer a solution for digital asset management that allows our customers to create dynamic solutions to manage workflows around content and collaboration. The acquisition of 10,000ft accelerated our time to market for a resource planning software solution.
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
Enterprise-grade security
Our customers frequently use our platform to store and manage highly-sensitive or proprietary information. We prioritize security in every aspect of our service, from software development to customer experience. Our approach to security includes a comprehensive information security program, governing the processing and security of customer information, and the appropriate physical, organizational, and technical controls designed to ensure the security of customer information collected, accessed, stored, or transmitted to or by Smartsheet. To ensure our controls remain up-to-date, we use external auditors to verify the adequacy of security measures and controls according to the American Institute of Certified Public Accountants SOC2 standards as well as the International Organization for Standardization information security management systems standard 27001. In addition, we use external security experts to conduct penetration testing and application security testing at least annually and make these audit and penetration test reports available to customers.
Our Products
Smartsheet

The Smartsheet product is the core of our offerings to customers. Smartsheet is offered in a number of packages to meet the needs of customers looking to manage their programs and projects. Smartsheet scales from individual users looking to track their own work to large deployments of over 10,000 licensed users and hundreds of thousands of free collaborators. All Smartsheet product packages include the features listed below.
Dashboards
Dashboards provide real-time visibility into the status of work to align individuals, managers, and executives. Our dashboards provide real-time status of key performance indicators, trends, summary reports, and important deadlines. Teams can customize dashboards to view and interact with live data and metrics most critical to their programs and projects.
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
Grid
Grid offers a unified, customized view of work to keep teams on task and on time by easily tracking multiple moving parts. Configurable to support thousands of use cases through an extensible data model, multiple column types and a unique hierarchical approach grid allows business users to not only visually group data, but to also establish relationships between important data. With flexible formulas and conditional formatting, grids are the foundation for the Smartsheet work execution platform. The platform delivers new levels of clarity with a centralized source of all program or project information, bringing teams together with cloud-based, real-time access.
Reports
Reports provide an actionable portfolio level view of work by first aggregating projects into one central report, then filtering to only the data that teams need to see, and finally allowing users to directly update the status of their work from within this curated view. Reports allow users to see and action their work in one centralized location, and enable executives to answer specific questions like, “which tasks across all projects are at risk?”
Projects
Projects offer a familiar and intuitive interface with capabilities that foster collaboration among teams and organizations to improve work execution. Business users rely on projects to create a single source of truth for all program or project related information. This consistency of information aligns team objectives and eliminates information silos, fostering accountability and promoting faster decision-making.
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
Automated actions
Automated actions automate repetitive processes and accelerate work by creating automated workflows triggered based on preset conditions. Automated actions offer a diverse and granular rule set critical to supporting the broad range of manual, repetitive processes teams encounter.
Integrations
Integrations enable organizations and teams to connect, sync, and extend their existing enterprise applications across their workflows to create seamless work execution. We offer native connections to popular productivity applications, such as Google G Suite, Microsoft Office 365, Slack, Box, DocuSign, and Dropbox.
WorkApps
WorkApps enables customers to build easy to navigate apps in a few minutes using Smartsheet and external content like Tableau dashboards or Google Docs, all without writing a single line of code. WorkApps is designed to support a broad range of business workflows and can be tailored to support multiple user roles.
Premium Apps and Connectors
In addition to our core Smartsheet offering we sell additional product offerings, collectively referred to as Premium Apps and Connectors, that enable customers to build more complex solutions that can address the most demanding business work management needs, enabling scale and connections to systems of record across the enterprise.
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
Control Center
Control Center enables organizations to achieve consistent work execution at the individual user level across large scale programs, projects, or initiatives while reducing operational risk. Control Center provides enterprises with real-time visibility so they can react quickly to changing conditions. Without burdening the team with manual reporting, executives and managers can review the status of projects at scale without disrupting the speed of execution.
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter- or intra- departmental teams. Dynamic View enables mixed internal and external teams to collaborate confidentially with vendors without them knowing about each other. This premium solution simplifies views into complex work where the process is complicated but each individual stakeholder only needs a partial view of the overall work. Dynamic View is ideal for managing departmental requests like business intelligence requests, marketing creative services, and sales tickets.
Data Shuttle

Data Shuttle allows business users to upload or offload data between Smartsheet and other existing systems and databases, so that a team’s key data sources live together where work gets done. Data Shuttle automates the data upload process to centralize the disparate data, drive collaboration, provide real-time visibility into multiple business systems, and empower teams to be more efficient through effective work execution.
Bridge
Bridge enables organizations to build intelligent workflows and automate business processes across platforms. Bridge's no-code user interface makes it easy to apply business logic to data-driven actions that reduce time spent on manual and repetitive tasks and drive overall efficiency and accuracy.
Calendar App
Calendar App extends customer capabilities beyond those of the calendar view included in core Smartsheet. Calendar App is a flexible, configurable calendar add-on that allows customers to connect their Smartsheet data and forms and visualize their events in multiple views or by color-coded categories.
Pivot App
Pivot App enables customers to create Smartsheet pivot tables to analyze data and make better decisions, faster. Pivot App slices and dices data to create meaningful summary sheets from data stored in a sheet or report, and enables creation of charts in dashboards with report data. Smartsheet pivot tables update summary sheets as data changes, helping customers access and organize their data quickly.
DataMesh App
DataMesh App provides lookup functionality between sheets and reports, making it easy to keep data consistent. DataMesh App helps customers scale work in Smartsheet by eliminating typos, duplicative data entry, and unnecessary work.
Smartsheet Advance
Smartsheet Advance combines our Premium Apps and Connectors with new Smartsheet capabilities in packages that match our customers’ solution maturity. Customers can start with an entry level Advance package to enable high scale solutions to manage portfolios, programs, and projects. They can then move to a different Advance tier to connect to other systems of record and orchestrate work management across the enterprise and add data governance and advanced security capabilities to Smartsheet solutions.
Resource Management
Resource Management enables businesses to plan and allocate resources across their programs and projects, optimize resource allocation by function or skill set, track time against forecast, and gain real-time portfolio level visibility into the status of budgets and deliverables. This premium solution combined with the core Smartsheet platform provides customers an end to end solution for work execution and resource management that balances top down strategic planning with bottom up work management.
Brandfolder
Brandfolder is a digital asset management solution that provides a centralized platform to easily organize, discover, control, distribute, and measure all forms of digital content. In addition to supporting the logistics of content management, Brandfolder’s capabilities provide insights and analyses on the discoverability and reusability of assets throughout the entire content lifecycle for internal and external stakeholders. Combining Brandfolder’s digital asset management capabilities with the core Smartsheet platform through a robust integration creates a dynamic solution for customers to manage workflows around content and collaboration.
Human Capital

At Smartsheet, our mission is to empower anyone to drive meaningful change. This starts with our own team. As of January 31, 2022 Smartsheet and its wholly owned subsidiaries employed 2,539 people, with 2,259 in the United States and 280 internationally. Our leadership team is composed of eight executive officers, 25% of whom are women and 37.5% of whom are persons of color.
Engaging our team
We believe in a culture of empowerment and know that the tenacity, adaptability, and integrity of our employees is our greatest asset. With a vision to be the dynamic platform to empower everyone everywhere to change the way the world works, we are dedicated to investing in and supporting our employees in their achievements.
To ensure we are continuously improving, we regularly conduct confidential surveys to seek feedback from our employees on a variety of topics, including but not limited to, leadership effectiveness and company confidence, competitiveness of our total rewards offerings, career growth opportunities, and work-life fulfillment. The results are shared with employees and reviewed by leadership, who identify areas of progress or opportunity and prioritize actions to drive meaningful change.
Given the unprecedented events of the past two years, we have continued to closely monitor our employees’ sentiment around the COVID-19 pandemic and Smartsheet’s response. These activities have included pulse surveys, regular updates on a COVID-19 dashboard (powered by Smartsheet), weekly status reports, an ongoing “Ask Me Anything” series with leadership, and a task force dedicated to both crisis management and creating our new norms for our future of work. Our employees’ resilience and agility remains evident in their feedback, where we heard they felt supported during the global pandemic and felt confident in their ability to succeed. We know that connection has been key during this time so we have also hosted a variety of virtual team building, engagement, and well-being workshops and events.
Growth and development
To help our team members succeed, we continually emphasize and invest in talent development and training, provide career pathing, and promote internal mobility opportunities.
Along with an online learning management system that hosts virtual content ranging from compliance training to security protocols, we subscribe to two separate platforms for continuous learning and professional development, and offer instructor-led training on topics such as leadership and communication. We also support the development of our people leaders through various leadership training opportunities and access to certified coaches. Lastly, our talent management team implemented a new program around quarterly check-ins to encourage more regular conversations between employees and their leaders around their development and career opportunities, as well as to enable and support internal mobility readiness.
Total rewards
We invest in our employees by offering compelling and competitive compensation packages designed to attract, attain, motivate, and reward. Our total rewards packages include base and variable compensation, new hire and retentive stock awards for all eligible roles, an employee stock purchase plan in most jurisdictions, and comprehensive benefits. Our benefit programs are responsive to our geographies, while also providing a consistent focus on comprehensive healthcare, and paid leave for important life events such as welcoming a child. Examples of global benefits include flexible (unlimited) paid time off for exempt employees, paid parental leave, a monthly flex work stipend and additional commuter support, employer retirement contributions, and subsidized child and adult care. We continually assess the current business environment, labor markets, and solicit employee feedback as we work to refine our total rewards packages and ensure they remain compelling and equitable.
We view well-being as a fundamental part of our employees’ lives, and emphasize this with a robust suite of offerings. We support holistic well-being with our online mental health counseling and well-being services, financial wellness workshops, and a comprehensive wellness dashboard (powered by Smartsheet), which includes resources for employees on a wide range of topics.

Diversity, equity, and inclusion and corporate social responsibility
We strive to create a culture of belonging that is rooted in respect and opportunity for all people. We believe that by celebrating diverse voices and experiences, and fostering equity for our team, customers, and communities, we enable people to do and be their best. Our Diversity, Equity, and Inclusion (“DEI”) framework centers on culture, people, practices, and markets. We have several working committees, including our Global DEI Committee, which brings together a cross section of the global organization to support and amplify our DEI initiatives, as well as department-specific groups such as our DEI in Marketing Committee. We continue to invest in hiring practices that attract underrepresented talent, including sourcing from diverse universities, specialized conferences, and organizations. We also offer ongoing DEI education at all levels and strive to ensure that we have diverse representation in all that we do, from hiring panels to company meetings and events. Further, we have seven employee resource groups as places for learning and support, such as Black at Smartsheet, Parents & Caregivers, and Rainbow Collab.
At Smartsheet, we are committed to harnessing the power of our people, resources, and technology to support causes that reflect our vision of empowering human achievement. We encourage our employees to volunteer in their communities by offering paid volunteer time off. Additionally, we offer a volunteer rewards program whereby we make a donation in association with an employee’s volunteer time. Each year, we make donations to nonprofit organizations which focus on causes that are meaningful to our business, customers, employees, and communities. We also support nonprofit organizations by offering discount pricing. These nonprofit organizations rely on Smartsheet to improve visibility and accountability, help run mission-oriented organizations, and achieve more.
Sales and Marketing
Our marketing and sales teams work closely together to provide an easy way for potential users to discover, try, adopt, and expand usage of Smartsheet over time. We include demand generation, customer success, customer support, and professional services under the sales organization to align these efforts to best support our customers.
Marketing
Our marketing organization is responsible for corporate brand reputation and management, increasing awareness and demand for our platform, and fostering our community of users. We target potential users across a wide variety of departments and functions in organizations of all sizes and industries. We employ a range of techniques to increase brand awareness, product interest, and traffic to our website, where we engage prospects throughout the buyer's journey and encourage new users to sign up for a 30-day free trial and purchase our subscription services online. These marketing techniques include advertising, brand marketing, content marketing, search marketing, social marketing, digital marketing, events, communications, and more. We frequently engage with respected industry analyst firms to educate them on the benefits of our platform and accelerate the maturation of an appropriate market category.
We have also built marketing relationships with a number of technology companies, such as Microsoft and Google, to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach.
In October 2021, we hosted our annual global customer conference, Smartsheet ENGAGE, to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer successes, use cases, and best practices.
Sales

Our sales organization is responsible for driving customer expansion and new customer opportunities. Our sales force is organized into separate teams focused on new customers, small to medium-sized businesses, large enterprises, geographic regions, and industries. Our assisted sales model relies on machine learning and lead scoring to identify users based on their likelihood to purchase our platform. Further, once we identify an opportunity for meaningful expansion within a customer organization, we can assign a customer success manager and an expansion sales representative to that customer. When an organization reaches a certain level of usage, we typically assign a field sales representative who is focused on growing adoption in these large accounts and expanding usage to a broader set of use cases.
Professional Services
Our professional services team provides our customers with implementation, training, and consulting services to help them realize the full benefits of Smartsheet. Our training programs include a mix of virtual and in-person offerings with different options focused either on helping onboard teams of users quickly or helping individuals achieve certification-level subject matter expertise. Our consulting and solution services teams provide configuration, use case optimization, integration, and process automation services.
Customer Support
Our platform is designed to minimize the need for customer support, as users can easily sign up and begin using it without assistance. We provide significant self-help resources including our extensive help portal and our active online community. Additionally, we provide free support channels for users based on their plan type with additional paid support offerings available. These include ticket submission for all users at no cost, along with access to phone support and subject matter expert appointments as part of our paid plans. We also allocate support team member time to accounts for continuity of care through specialized paid offerings such as Technical Account Managers.
Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done fast and efficiently. As of January 31, 2022, we had domain-based customers with ACVs ranging from less than $200 to over $3.0 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @cisco. An ISP customer is typically a small team or an individual that registers for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT services, marketing, media, non-profit, publishing, software, technology, and travel.
Backlog
The majority of our invoiced customers sign up for subscription terms of one year and are invoiced for the full subscription term upfront. A small subset of customers sign multi-year subscription contracts but receive annual invoicing terms. Another smaller subset of customers with annual contract terms are invoiced on a quarterly or a semi-annual basis. When contract terms exceed invoicing terms, portions of those contracts which at a point in time remain uninvoiced, are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Those contracted but uninvoiced amounts are considered by us to be backlog. As of January 31, 2022 and January 31, 2021, we had backlog of approximately $53.9 million and $35.1 million, respectively. As the majority of our contracts are annual, and as invoicing terms on the majority of our contracts are also upfront annual, most of our customer contracts have no impact on backlog and therefore we do not utilize backlog as a key management metric internally.

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
Intellectual Property
Smartsheet and its subsidiaries rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect their intellectual property. As of January 31, 2022, Smartsheet and its subsidiaries held a number of pending patent applications as well as issued and active patents, the latter of which expire between 2022 and 2038 absent any term adjustments or extensions. Additionally, as of January 31, 2022, Smartsheet and its subsidiaries held a number of U.S. and international trademark registrations, as well as pending trademark applications.
These intellectual property protections and applications seek to protect proprietary inventions and marks relevant to Smartsheet’s business. While we believe that in the aggregate these patents, patent applications, trademarks, and trademark applications are important to Smartsheet’s and its subsidiaries’ competitive positions, no single patent, trademark, or application is material. Smartsheet intends to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Compliance with Government Regulations
Our business is subject to various U.S. federal, state, local, and foreign laws and regulations, including those relating to data privacy, security and protection, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax. Additionally, we may currently or in the future be subject to various laws and regulations relating to the contractual commitments with our customers in heavily regulated industries and the public sector, which could affect how we and our partners do business with such customers. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
The legal environment of internet-based businesses is evolving rapidly in the United States and globally. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance with these laws and regulations to have a material adverse effect on our business or operations.
Competition

The market for work execution software is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. We face competition from a number of vendors with a variety of product offerings. Our competitors range in size, from diversified global companies with significant research and development and marketing resources, to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers that users have historically relied on to manage work such as Google and Microsoft, who offer a range of productivity solutions. While we currently collaborate with Google and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Citrix, ClickUp, Monday.com, Planview, and others. Larger software vendors with substantial resources and smaller upstarts building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform. We believe that the principal competitive factors in our market include:
•ease of deployment and use of applications;
•product features, quality, and functionality;
•ability to automate multi-step processes;
•ability to integrate with other applications and systems;
•enterprise-grade security, scalability, compliance, and administration capabilities;
•ability to support mission critical workloads at scale;
•vision for the market and product innovation;
•size of customer base and level of user adoption;
•pricing and total cost of ownership;
•strength of sales and marketing efforts;
•brand awareness and reputation; and
•customer experience, including support.
We believe we are positioned favorably against our competitors based on our enterprise-grade capabilities, focus on business user empowerment, and ability to support mission critical workflows at scale. Our ability to remain competitive will largely depend on our ongoing performance and the quality of our platform.
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

Additional Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”). Our reports filed with or furnished to the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Investor Relations website at investors.smartsheet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
We webcast our quarterly earnings calls and provide notifications of news or announcements regarding our financial performance, including SEC filings, press releases, blogs, and certain events we participate in or host with members of the investment community on our Investor Relations website. We have used, and intend to continue to use, our website, LinkedIn, Facebook, and Twitter account (@Smartsheet) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material. As such, we encourage investors, the media, and others to review the information disclosed through such channels.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our Class A common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, operating results, and growth prospects. These factors could also cause our actual business and financial results to differ materially from those contained in forward-looking statements made by management from time-to-time. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, operating results, and growth prospects. In addition to the effects discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the risk factors below, additional or unforeseen effects from COVID-19 and the resulting global economic impacts may give rise to additional risks or amplify the risks discussed in this Item 1A.
Risk Factor Summary
The following summarizes certain of the most material risks that make an investment in our Class A common stock uncertain, risk laden, or speculative. If any of the following risks occur, our business, financial condition, operating results, and growth prospects may be impaired, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
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
•Our or our vendors’ failure to sufficiently secure our platform and services may result in unauthorized access to and use of customer data, a negative impact on our customer attraction and retention, and significant liabilities.
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
Commercial and financial risks

•It is difficult to predict future operating results.
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
•Catastrophic events may disrupt our business.

Risks Related to Our Industry, Platform, and Infrastructure
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
The market for work execution software is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. Our competitors range in size, from diversified global companies with significant research and development and marketing resources, to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources.
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Citrix, ClickUp, Monday.com, Planview, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Adobe, Google, and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe recently acquired Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins or by using product bundling. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors consolidate, introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. We may also face increasing competition if our competitors provide products and services for free. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, operating results, and financial condition may be harmed.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen events and their ongoing effects, such as the effects of the COVID-19 pandemic. Even if these addressable markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Security threats and attacks are common, increasing globally, and may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, credential stuffing, account takeover attacks, denial or degradation of service attacks, phishing attacks, ransomware attacks, malicious software programs, supply chain attacks, and other cyber security threats (“Cyber Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information, and these service providers are also targets of Cyber Threats.
Cyber Threats have been increasing in frequency and sophistication globally, and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, individuals, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against Cyber Threats. Attackers initiating Cyber Threats may be more sophisticated than we are and may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threats against us may not be discovered in a timely fashion or at all, and the impact of vulnerabilities may be exacerbated the longer such vulnerabilities persist or remain undetected. While we utilize security measures and architecture designed to protect the integrity of our platform and corporate information technology environment, we remain subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving Cyber Threat landscape.

Moreover, as a result of the COVID-19 pandemic, our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents and susceptibility to Cyber Threats. We cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.
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
Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information, including business strategies, financial and operational data, personal or identifying information, and other data. Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our platform and services against external threats, we may be subject to inadvertent disclosures as a result of employee actions or system misconfigurations. Unauthorized use of or access to customer data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and could lead to litigation, regulatory investigations and claims, indemnity obligations, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
Our customers, especially our larger enterprise customers, increasingly prioritize the security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve government customers; customers in regulated industries such as financial services, health care, and education; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures. Any success in attracting new customers in these industries, and retaining and growing such existing customers, may require enhancements to or additional engineering of our platform to meet these requirements. Committing to such changes could be costly and time consuming, and could divert the attention of our management and key personnel from other business operations; such investments and efforts may not take place in a timely manner, or at all.
Our agreements with third parties, including customers, contain contractual commitments we are required to adhere to related to information security and data privacy compliance. If we experience an incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business. There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.
Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches and/or incidents involving certain types of personal data to individuals, the media, government authorities, or other third parties. Security compromises experienced by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.

Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. We may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms or will be available in sufficient amounts to cover any claims, or that insurers will not deny coverage as to any future claim. Security breaches may result in increased costs for such insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
We depend on public cloud service providers and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers through public cloud service providers. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, Cyber Threats, fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, and other misconduct. Our Cloud Providers may also experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. The occurrence of any of the foregoing events could result in lengthy interruptions or delays, and may impact us via outages in our service and noncompliance with our contractual obligations or business requirements.
Further, we have experienced in the past, and may experience in the future, periodic interruptions, delays, and outages in service and availability with our Cloud Providers due to a variety of factors, including Internet connectivity failures, infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
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
Furthermore, we will need to ensure that our platform can scale to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling; however, our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If we are not able to provide our platform at the scale required by our customers or to correct any platform functionality defects and capacity limitations, potential customers may not adopt our platform and product offerings and existing customers may not renew their agreements with us.
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
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces (“APIs”). While we have established relationships with providers of complementary technology offerings and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. For example, we currently collaborate with Google and Microsoft, however, we may be unable to maintain these collaborative relationships if those entities develop and introduce, or acquire, products that directly or indirectly compete with our platform. Third-party providers of complementary technology offerings and software integrations may take any of the following actions: decline to enter into, or later terminate, relationships or agreements with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such actions could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, operating results, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from, or the market positions of, these partners generally, in relation to one another or to new competitors or technologies, could lead to losses in our relationships or customers, or a need to identify or transition to alternative channels for marketing our platform.
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

Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of the third-party software or services we use for internal operations were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. Such disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, diversion of management attention, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our operating results and financial condition.
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
Additionally, we may from time to time face claims from third parties alleging infringement of certain intellectual property resulting from our use of open source software, or seeking to enforce the terms of an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. Any of the foregoing outcomes would adversely affect our business, financial condition, and operating results.
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

The COVID-19 pandemic has significantly impacted worldwide economic activity, and as COVID-19 transitions from a pandemic to an endemic disease, we are uncertain about its ongoing effect on both domestic and worldwide economic activity. While in many jurisdictions throughout the United States, the government and businesses have begun to wind down restrictions, it is possible that we could experience another COVID-19 surge and such restrictions could be re-instated. Additionally, other foreign jurisdictions, including those where we have operations and where our customers operate, may experience surges of COVID-19 and impose restrictions. Such restrictions can result in adverse conditions that could affect us and our customers, such as: increased risk in collectibility of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures in an attempt to mitigate health-related risks in the workplace; reduced staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. There is still uncertainty as COVID-19 transitions from pandemic to an endemic disease, and we continue to monitor its effects. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the persistence of COVID-19 and its variants, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $171.1 million, $115.0 million, and $95.9 million during the years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $542.5 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how the COVID-19 pandemic affects the adoption or expansion of cloud-based solutions generally, and our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demand, fail to understand the impact that COVID-19’s persistence and transition from pandemic to an endemic disease may have on our sales projections, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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
•the ongoing impact of, including any market volatility and economic disruption caused by, geopolitical instability or global health concerns;
•customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;
•the impact of rising inflation rates, particularly in the United States where the majority of our customers are located;
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
Although we offer and continue to develop additional solutions, we currently derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions to our cloud-based collaborative work management platform. As such, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance, the timing of development and release of competing products and services, price or product changes by us or by our competitors, technological changes, growth or contraction in the markets we serve, and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in new sales or renewals may not be immediately reflected in our operating results and may be difficult to discern.
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

We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, subscription and services fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets and fluctuations in interest rates could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in certain foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Such foreign currency exchange rate fluctuations may be materially impacted by the ongoing COVID-19 pandemic and any global events, wars, or conflicts, including the Russia/Ukraine conflict.
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
Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close. Further, the concentration of contract negotiations in the last few weeks and days of the quarter may require us to expend more in the form of compensation for additional sales operations, legal, and finance employees and resources.

Risks Related to Our General Operations
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2016 to January 31, 2022 we grew from 274 employees to 2,539 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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
Our ability to increase revenue and achieve and maintain profitability depends, in large part, on widespread acceptance of our platform by large businesses, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve greater costs; longer sales cycles, including complex customer procurement and budgeting considerations; greater competition; increased operational burden; potential reseller or other third-party involvement; and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education to familiarize potential customers with the use and benefits of our platform and services, as well as increased training and support. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration and support services. They may also expect operational changes to satisfy their supplier requirements. As a result of such factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, these larger transactions may require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Any of the foregoing effects could harm our business and operating results.
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
Our growth strategy depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals will require significant time, expense, and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, immigration laws and travel bans may restrict or limit our ability to recruit individuals outside their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
If we cannot maintain our corporate culture as we grow and work in a hybrid working environment, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand our presence domestically and internationally, and as we have managed a hybrid working environment resulting from the COVID-19 pandemic, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions both in our offices and remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We may not receive significant revenue from our current development efforts for several years, if at all.

Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $165.4 million, $118.7 million, and $95.5 million during the years ended January 31, 2022, 2021, and 2020, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
•health or similar issues, including epidemics or pandemics such as the current COVID-19 pandemic;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•costs of localizing our platform and services;
•lack of or delayed acceptance of localized versions of our platform and services;
•difficulties in and costs of staffing, managing, and operating our international operations, including compliance with local labor and employment laws and customs;
•tax issues, including restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;
•weaker intellectual property protection;
•the ongoing uncertainty, difficulty of, and burden and expense involved with, compliance with shifting global privacy, data protection, and cyber and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”) and related cross-border data transfer requirements, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDA”), and the Colorado Data Protection Act (“CDA”);
•economic weakness or currency-related crises;
•the burden of complying with a wide variety of United States and global laws and regulations applicable to foreign operations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) of 1977, as amended, the U.K. Bribery Act 2010, import and export control laws and regulations, tariffs, trade barriers, economic sanctions and other regulatory, legal, or contractual limitations on our ability to sell products and services in certain foreign markets, and the risks and costs of non-compliance;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•lack of brand recognition and increased competition;
•the impact of wars and conflicts in certain foreign jurisdictions, such as the current Russia/Ukraine conflict;
•political instability, uncertainty, or change, such as that caused by and occurring with the United Kingdom's departure from the European Union (“Brexit”);
•security risks in the countries where we are doing business; and
•our ability to maintain our relationship with resellers to distribute our platform internationally.

Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these laws or regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with our compliance policies, or applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the import or export of our products and services, and could have a material adverse effect on our business and operating results.
Further, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. We continue to adapt to and develop strategies to address expansion into international markets, but there is no guarantee that our strategies will have the desired outcomes. We expect that our international activities will continue to grow as we pursue further opportunities in existing and new markets, and that our expansion efforts into new markets may accelerate, which will require significant management attention, financial resources, and compound the risks inherent to international expansion. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, or in a timely manner, our business and operating results will suffer.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend in part upon our intellectual property. Unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. In addition to certain patents and patent applications, we primarily rely on a combination of copyright, trademark, and trade secret protections, and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that patents may be granted or that awarded patents will effectively protect every significant feature of our products and services. We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Any efforts to enforce our intellectual property rights may be met with actions attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any such infringement or misappropriation, including injunctive relief, may be insufficient to enjoin the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could seriously damage our brand and our business.
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
We may incur substantial costs or take material action to resolve claims or litigation, whether or not successfully asserted against us, which could include payment of significant settlement, royalty, or license fees; modification or discontinuation of our products and services; or issuance of refunds to customers. We may also be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners for such claims or litigation. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions and other interim developments, which could cause the market price of our Class A common stock to decline if securities analysts and investors view those announcements negatively.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules subsequently implemented by the U.S. Securities and Exchange Commission (“SEC”), the rules and regulations of the listing standards of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations strains our financial and management systems, internal controls, and employees.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls, procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls, procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required.
In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

Public company director and officer liability insurance is expensive, and we have recently been, and likely will continue to be, required to incur higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
As reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we had material weaknesses in our internal control over financial reporting. While we remediated these material weaknesses during the fiscal year ended January 31, 2021 and concluded that our internal control over financial reporting was effective as of January 31, 2022 and 2021, such remediation does not guarantee that our remediated controls will continue to operate properly, or that we will not experience another material weakness in the future.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 31, 2020, management had identified material weaknesses evidencing an ineffective control environment relating to: (i) certain revenue and billing processes; (ii) ineffective information technology general controls in the areas of user access, program change-management, and computer operations controls over certain information technology systems that support our financial reporting processes; and (iii) insufficient resources with an appropriate level of controls knowledge and expertise commensurate with our financial reporting requirements. As a result, management concluded that our internal control over financial reporting was not effective as of January 31, 2020. These material weaknesses were remediated during the year ended January 31, 2021, and we concluded that our internal control over financial reporting was effective as of January 31, 2022 and 2021. However, we recognize that maintaining adequate internal control over financial reporting will continue to require significant management attention and expense, and we cannot assure you that we will not identify similar material weaknesses in the future. If new material weaknesses are identified in our internal controls then the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding the timely filing of periodic reports or the NYSE listing requirements, investors may lose confidence in our financial reporting, and our share price could decline.
We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to make these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cause us to incur fees owed to outside advisors. Any transactions that we enter into could be material to our financial condition and operating results. Such transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct reasonably extensive due diligence of any transaction target entity, such due diligence may not reveal every concern that may exist with the target entity, the proposed transaction, and any subsequent integration. The process of acquiring a company or integrating an acquired company, business, technology, or personnel into our own company is subject to various risks and challenges, including:
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
Our limited experience acquiring companies may increase these risks. Our inability to address these risks or other problems we encounter with our acquisitions and investments could result in a failure to realize the anticipated benefits of such acquisitions or investments, unanticipated liabilities, and harm to our business.
Risks Related to Ownership of Our Common Stock
The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in April 2018 at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.65 through March 18, 2022. In addition to the factors discussed in this Annual Report on Form 10-K, the trading prices of the securities of technology companies in general have been highly volatile.
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

•the economy as a whole and market conditions in our industry, including inflation and interest rates;
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
•other events or factors, including those resulting from wars and conflicts, incidents of terrorism, public health concerns or epidemics, or responses to these events;
•sales of our Class A common stock held by our large institutional shareholders; and
•sales of additional shares of our Class A common stock by us, our directors and executive officers, or our other shareholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In particular, the stock markets have been volatile in response to the COVID-19 pandemic, the Russia/Ukraine conflict, macroeconomic conditions such as inflation and interest rates, and for companies in the technology industry generally, and extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units (“RSUs”) will be available for immediate resale in the United States in the open market.
Further, certain holders of our Class A common stock are, subject to certain conditions, entitled under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.
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

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about our company, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company on a regular basis, demand for our Class A common stock could decrease, which might cause our market price or trading volume to decline.
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to this Annual Report on Form 10-K for the fiscal year ended January 31, 2022 titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”

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
This choice of forum provision may limit our shareholders’ ability to bring a claim in a judicial forum that it finds favorable for internal corporate proceedings, which may discourage such lawsuits even though an action, if successful, might benefit our shareholders. Shareholders who do bring a claim in Washington Courts could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Washington. Washington Courts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our shareholders. Alternatively, if a court were to find this provision of our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have an adverse effect on our business, financial condition or operating results.
Risks Related to Governmental Regulation including Taxation
We are subject to laws and regulations affecting our business, including those related to marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with laws and regulations, in particular those related to privacy and data protection, could also result in additional costs and liabilities to us or inhibit sales of our platform and services.
We receive, store and process personal information and other data from and about customers, our employees, partners, and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information), and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”), and various state, local and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.
We have internal policies and publicly posted documentation regarding our collection, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy practices and other documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition and results of operations.
The U.S. federal government and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws, regulations, and agency rules and opinions apply to the collection, processing, disclosure, and security of certain types of data, including:

•The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and various state laws relating to privacy and data security. As an example, HIPAA imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security, and transmission of protected health information. We may function as a HIPAA business associate for certain of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties.
•Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the CPRA, recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and goes into effect and fully supersedes CCPA on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. For example, the CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. Virginia enacted the VCDA and Colorado enacted the CDA, respectively, which have similar requirements and obligations to the CCPA.
Internationally, many countries have established their own data privacy and security legal framework with which we, our customers and partners may need to comply. For example, in Europe, the GDPR took effect on May 25, 2018, and contains numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom and our products and services being offered in the European Union and the United Kingdom, we are subject to the GDPR, UK GDPR, and UK Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the European Union or UK (as applicable) to a “third country,” including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the United Kingdom to the United States. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EU Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. To safeguard data transfers from the EEA to other jurisdictions, including the United States, we currently utilize standard contractual clauses approved by the EU Commission.

The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021 and existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. Where we continue to rely on standard contractual clauses, we will need to implement the revised standard contractual clauses, in relation to relevant existing contracts and vendor/customer arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.
The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations, including those regarding data transfers to and from the United Kingdom, will develop in the medium to longer term. For example, while the EU Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards, the decision will automatically expire in June 2025 unless the EU Commission re-assesses and renews/extends it. These developments and this uncertainty may lead to additional costs and increase our overall risk exposure.
We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications, and information security in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for the express or implied consent of our customers, partners, or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.
If we are not able to comply with these laws or regulations or if we become liable under these evolving laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, operating results, and financial condition. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.
Additionally, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business.
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
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect such transaction taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable or an exemption from such taxes applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added, or other taxes where we have not historically done so, it could result in substantial tax liabilities for past sales; discourage customers from purchasing our products; or otherwise harm our business, operating results, and financial condition.
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
As of January 31, 2022, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $588.4 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
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
Additionally, any changes to, or the reform of, current U.S. tax laws that may be enacted in the future could impact the tax treatment of our foreign earnings. Currently, we have not accumulated significant foreign earnings; however, this could change on a go-forward basis as our international operations continue to develop. In addition, due to the expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and operating results.
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
We are subject to contractual clauses promulgated under the Federal Acquisition Regulations (“FAR”), the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. As we expand our international business activities, our potential liabilities under these laws and regulations will increase.
In addition, we use various third parties to sell our products and services and conduct our business abroad and with the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even though such activities would violate our internal policies and even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any such non-compliance.
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

Our products and services may be subject to U.S. export controls, including U.S. Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, and we incorporate encryption technology into certain features. U.S. export controls may require submission of a product classification and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization or licenses for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services or, in some cases, prevent the use of our products and services in some countries or regions altogether. If we fail to comply with such regulations we may be subject to criminal and civil penalties.
Furthermore, economic sanctions prohibit the distribution of certain products and the provisioning of technology and services to countries, governments, and persons identified by government sanction programs, including trade sanctions regulations maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control. If we fail to comply with such economic sanctions or fail to maintain controls sufficient to monitor our compliance on an ongoing basis, we may suffer reputational harm and the government may fine or impose other penalties on us, including a denial of certain export privileges or civil penalties. While our controls and policies are designed to prevent the shipment of certain products and services to countries, governments, and persons identified by government sanction programs, we may not be able to prevent such shipment from occurring, and these controls may not be fully effective.
Moreover, any new export or import restrictions, trade sanctions, new legislation, or shifting approaches in the enforcement or scope of existing regulations could result in decreased use of our products or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our products or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.
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

The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with such parties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security and privacy obligations and regulatory compliance requirements. If we fail to meet such commitments; if our customers notify us of an alleged contract breach, make claims for damages arising from their use of our platform, or otherwise dispute any provision under our contracts, the resolution of any such failure, disputes, or claims in a manner adverse to us could negatively affect our operating results. Even the existence of such issues, or resolution in a manner favorable to us could negatively affect our operating results due to the loss of customer goodwill, termination of revenue-generating contracts, or the costs associated with defending or enforcing our contractual rights.
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
We may be subject to litigation or regulatory proceedings for a variety of claims, which could adversely affect our operating results, harm our reputation, or otherwise negatively impact our business.
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
Although we carry general liability, employment practices, and director and officer liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims made against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, operating results, and prospects.
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
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell subscriptions and services. Further, our operations expose us to risks associated with public health crises, such as the COVID-19 pandemic, which could harm our business and cause our operating results to suffer. COVID-19 has created significant worldwide operational and economic volatility, uncertainty, and disruption, and the extent to which COVID-19’s transition from pandemic to an endemic disease will adversely impact our business in the future is highly uncertain, rapidly changing, and cannot be accurately predicted.
In addition, the COVID-19 pandemic has significantly impacted areas where we operate and areas of customer and user concentration. The impact of the COVID-19 pandemic has limited, for an indefinite period of time, the business activities of our employees, partners, and customers, including due to shutdowns that have been and may continue to be requested or mandated by government authorities, or due to safety measures implemented by businesses themselves. Our response in taking precautions against COVID-19 has resulted in our employees utilizing alternative working arrangements and limiting travel. The ongoing effects of these precautions are unknown, may negatively impact the productivity of our employee base, may have a disproportionately negative impact on our sales and operations functions, and may result in adverse tax consequences, all of which could have an adverse effect on our business, operating results, and financial condition. The COVID-19 pandemic has also resulted in certain government closures and supply chain disruptions, which has impacted specific areas of our business.
Continued uncertainty due to the COVID-19 pandemic, in particular concerning variants and vaccine efficacy, and the transition of COVID-19 from pandemic to an endemic disease, as well as general economic uncertainty and associated macroeconomic conditions, make it extremely difficult for us and our customers to accurately forecast and plan future business activities, which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
Political developments, including wars and conflicts, and their associated effects may harm our business.
Political developments, wars and conflicts, government shutdowns in the United States, Brexit and other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. Such conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict, and any laws, sanctions, or regulations resulting therefrom, may impact our ability to do business in those or other jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area. We continue to monitor developments and may adjust our business plans in compliance with applicable law, sanctions, regulations, and as necessary to support our customers and employees.

The impact of wars, conflicts, domestic and international political developments, and governmental changes may not be fully realized for several years or more, and uncertainty in their effects may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our global operations. These adverse conditions could result in reductions in sales of our platform, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, an earthquake-prone region and an area that has been significantly affected by the COVID-19 pandemic. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, social unrest, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions, reputational harm, delays in our product development, lengthy interruptions in our platform and services, breaches of data security, loss of critical data, and inability to continue our operations, all of which could harm our operating results. In addition, the long-term effects of climate change on general economic conditions and the technology industry in particular are unclear, and may heighten or intensify existing risk of natural disasters.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Bellevue, Washington, where we currently lease approximately 228,000 square feet under lease agreements that expire at various times from 2023 through 2029.
We also lease facilities on a long-term basis in Boston, Massachusetts; Denver, Colorado; Edinburgh, Scotland; London, England; and Sydney, Australia; and in several other locations on a short-term basis.

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
Holders of record
As of March 18, 2022, we had 120 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
We have presented below the cumulative total return to our shareholders between April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2022 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.

Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Recent sales of unregistered securities
None.
Issuer purchases of equity securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended January 31, 2021 compared to the year ended January 31, 2020 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on March 25, 2021.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance, which provides components that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. Some components are available for standalone purchase, including Connectors, which provide data integration and automation to third-party applications, and premium applications such as Dynamic View, Data Shuttle, Control Center, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to intuitively store, customize, and share creative assets. Professional services are offered to help customers create and administer solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website or through our sales force, starting a free trial, or working as a collaborator on a project.
Impact of COVID-19
In response to the COVID-19 pandemic, our executive leadership team and human resources leadership team began an ongoing monitoring of the situation. Beginning in early February 2020, and aligning with guidance provided by government agencies and international organizations, we took measures to restrict travel, institute a broad work-from-home policy, and limit visitors and office services. By mid-March 2020, and again aligning with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, fully closed our offices to all visitors and services, and migrated all customer-facing activities to virtual formats. As of January 31, 2022, our offices have reopened in accordance with applicable regional guidance. We continue to prioritize employee and community health and safety.

During the year ended January 31, 2022, purchasing decisions of certain customers continued to be impacted and sometimes deferred due to uncertainties around COVID-19. As long as the global economic environment is influenced by the COVID-19 pandemic, our existing customers may be hesitant to expand their use of Smartsheet and, in certain industries, may be more likely to churn.
We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Refer to Part I, Item 1A, Risk Factors for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	January 31,
	2022	2021	2020
Average annualized contract value per domain-based customer	$6,977	$5,103	$3,643
Dollar-based net retention rate for all customers (trailing 12 months)	134%	123%	135%
Customers with annualized contract values of $100 thousand or more	1,026	588	350
Customers with annualized contract values of $50 thousand or more	2,354	1,515	961
Customers with annualized contract values of $5 thousand or more	15,150	11,874	9,079
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
Components of Results of Operations
Revenue
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform. We recognize subscription revenue ratably over the subscription contract term beginning on the date access to our platform is provided, as no implementation work is required, assuming all other revenue recognition criteria have been met.

Professional services revenue
Professional services revenue primarily includes fees for consulting and training services. Our consulting services typically consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, with some smaller engagements being provided for a fixed fee. We recognize revenue for our consulting services as those services are delivered. Our training services are delivered either remotely or at the customer site. Training services are charged for on a fixed-fee basis and we recognize revenue as the training program is delivered. Our consulting and training services are generally considered to be distinct, for accounting purposes, and we recognize revenue as services are performed or upon completion of work.
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees, software-related costs, amortization of acquisition-related intangibles, amortization of capitalized software, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, and costs related to technical support services.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related costs, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, and increased share-based compensation expense. As we continue to build our technology to expand to newer markets and geographies, we expect our gross margin to decline moderately.
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, software-related costs, costs of outside services used to supplement our internal staff, amortization of acquisition-related intangibles, and travel-related expenses. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in advertising and marketing initiatives. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.

General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include non-personnel costs, such as accounting and legal costs, costs of outside services to supplement our internal staff, software-related costs, allocated overhead, certain tax, license, and insurance-related expenses, bad debt expense, and bank charges. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
Interest income
Interest income consists of interest income from our investment holdings. Due to the current near-zero interest rate environment, we expect our interest income in the near term to remain insignificant.
Other income (expense), net
Other income (expense), net consists of foreign exchange gains and losses, interest expense, and other non-operating income and expenses.
Income tax provision (benefit)
Our income tax provision (benefit) consists primarily of income taxes in foreign jurisdictions and state income taxes. We maintain a valuation allowance on our U.S. federal, state, and certain foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year Ended January 31,
	2022	2021

	(in thousands)
Revenue
Subscription	$507,375	$352,782
Professional services	43,457	32,731
Total revenue	550,832	385,513
Cost of revenue
Subscription(1)	77,460	59,374
Professional services(1)	39,013	26,165
Total cost of revenue	116,473	85,539
Gross profit	434,359	299,974
Operating expenses
Research and development(1)	165,440	118,722
Sales and marketing(1)	329,751	230,281
General and administrative(1)	109,204	71,443
Total operating expenses	604,395	420,446
Loss from operations	(170,036)	(120,472)
Interest income	48	1,444
Other income (expense), net	(813)	296
Net loss before income tax provision (benefit)	(170,801)	(118,732)
Income tax provision (benefit)	296	(3,753)
Net loss	$(171,097)	$(114,979)
(1)    Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2022	2021

	(in thousands)
Cost of subscription revenue	$6,274	$4,385
Cost of professional services revenue	3,788	2,146
Research and development	41,218	25,072
Sales and marketing	40,632	25,921
General and administrative	22,988	14,498
Total share-based compensation expense	$114,900	$72,022

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue.

	Year Ended January 31,
	2022	2021
Revenue
Subscription	92%	92%
Professional services	8	8
Total revenue	100	100
Cost of revenue
Subscription	14	15
Professional services	7	7
Total cost of revenue	21	22
Gross profit	79	78
Operating expenses
Research and development	30	31
Sales and marketing	60	60
General and administrative	20	19
Total operating expenses	110	109
Loss from operations	(31)	(31)
Interest income	—	—
Other income (expense), net	—	—
Net loss before income tax provision (benefit)	(31)	(31)
Income tax provision (benefit)	—	(1)
Net loss	(31)%	(30)%
Note: Certain amounts may not sum due to rounding

Comparison of the years ended January 31, 2022 and 2021
Revenue

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$507,375	$352,782	$154,593	44%
Professional services	43,457	32,731	10,726	33%
Total revenue	$550,832	$385,513	$165,319	43%
Percentage of total revenue
Subscription revenue	92%	92%
Professional services revenue	8%	8%
Subscription revenue increased $154.6 million, or 44%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $93.4 million of the increase, followed by sales of pre-configured capabilities, which contributed $61.2 million of the increase.

The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$77,460	$59,374	$18,086	30%
Professional services	39,013	26,165	12,848	49%
Total cost of revenue	$116,473	$85,539	$30,934	36%
Gross profit	$434,359	$299,974	$134,385	45%
Gross margin
Subscription	85%	83%
Professional services	10%	20%
Total gross margin	79%	78%
Cost of subscription revenue increased $18.1 million, or 30%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $6.0 million in employee-related expenses due to increased headcount, of which $2.1 million was related to share-based compensation expense, an increase of $3.0 million in hosting fees, an increase of $2.7 million in amortization of capitalized software, an increase of $1.8 million in costs of outside services to supplement our internal staff, an increase of $1.4 million in amortization of acquisition-related intangibles, an increase of $1.2 million in software-related costs, an increase of $1.0 million in credit card processing fees, an increase of $0.8 million in costs of Connectors with third-party applications, and an increase of $0.2 million in allocated overhead costs.
Our gross margin for subscription revenue was 85% and 83% for the years ended January 31, 2022 and 2021, respectively. The increase in gross margin during the year ended January 31, 2022 was driven primarily by an increase in subscription revenue that outpaced the related increase in personnel expenses. This was partially offset by an increase in costs related to hosting our platform and allocated overhead costs.
Cost of professional services revenue increased $12.8 million, or 49%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $8.6 million in employee-related expenses, of which $1.7 million was related to share-based compensation expense, an increase of $3.6 million in costs of outside services to supplement our internal staff, and an increase of $0.3 million in both allocated overhead costs and software-related costs.
Our gross margin for professional services revenue was 10% and 20% for the year ended January 31, 2022 and 2021, respectively. The decrease in gross margin during the year ended January 31, 2022 was primarily driven by increases in personnel expenses and expenses related to third-party service providers to supplement our internal staff that outpaced the related increase in professional services revenue.

Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$165,440	$118,722	$46,718	39%
Percentage of total revenue	30%	31%
Research and development expenses increased $46.7 million, or 39%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $41.3 million in employee-related expenses due to increased headcount, of which $16.1 million was related to share-based compensation expense, and an increase of $5.7 million in software-related costs. This was partially offset by a decrease of $0.1 million in both allocated overhead costs and costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$329,751	$230,281	$99,470	43%
Percentage of total revenue	60%	60%
Sales and marketing expenses increased $99.5 million, or 43%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $64.6 million in employee-related expenses due to increased headcount, of which $14.4 million related to increased share-based compensation expense, an increase of $24.1 million in brand awareness and demand generation costs, an increase of $3.8 million in costs of outside services used to supplement our internal staff, an increase of $2.9 million in software-related costs, an increase of $2.4 million in amortization of acquisition-related intangibles, and an increase of $2.2 million in allocated overhead costs. This was partially offset by a decrease of $0.5 million in amortization of capitalized software.
General and administrative expenses

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$109,204	$71,443	$37,761	53%
Percentage of total revenue	20%	19%
General and administrative expenses increased $37.8 million, or 53%, for the year ended January 31, 2022 compared to the year ended January 31, 2021. The increase was primarily due to an increase of $22.5 million in employee-related expenses due to increased headcount, of which $8.5 million related to increased share-based compensation expense, an increase of $9.4 million in legal fees, which primarily related to a $10.0 million settlement for an indemnification claim, an increase of $2.8 million in taxes, licenses, and insurance, an increase of $2.2 million in costs of outside services used to supplement our internal staff, an increase of $1.7 million in software-related costs, an increase of $0.8 million in allocated overhead costs, an increase of $0.5 million in bad debt expense, and an increase of $0.2 million in amortization of capitalized software. This was partially offset by a decrease of $2.2 million in accounting, internal control, and tax-related costs, and a decrease of $0.1 million in bank charges.

Interest income

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$48	$1,444	$(1,396)	(97)%
Percentage of total revenue	—%	—%
For the year ended January 31, 2022 compared to the year ended January 31, 2021, the decrease in interest income of $1.4 million was driven by a lower monetary value of cash and cash equivalents held in interest-bearing accounts and instruments and the decline in interest rates year over year.
Other income (expense), net

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$(813)	$296	$(1,109)	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the year ended January 31, 2022 compared to the year ended January 31, 2021, the change in other income (expense), net was driven by a net increase of $1.8 million in other expense primarily due to a $1.2 million increase in unrealized foreign currency loss and an impairment of an investment of $0.5 million. These were offset by a net increase of $0.7 million in other income due to an acquisition-related gain contingency that was resolved during the year ended January 31, 2022.
Income tax provision (benefit)

	Year Ended January 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$296	$(3,753)	$4,049	N/M*
Percentage of total revenue	—%	(1)%
*N/M = Not meaningful
The income tax provision changed to an expense of $0.3 million for the year ended January 31, 2022 compared to a benefit of $3.8 million the year ended January 31, 2021. The change was primarily driven by a $4.0 million partial release of our valuation allowance in the prior period related to the purchase accounting for the acquisition of Brandfolder.

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

	Year Ended January 31,
	2022	2021	2020

	(dollars in thousands)
Gross profit	$434,359	$299,974	$217,982
Add:
Share-based compensation expense(1)	10,776	6,531	2,651
Amortization of acquisition-related intangible assets(2)	5,080	3,656	1,831
One-time acquisition costs	—	—	69
Non-GAAP gross profit	$450,215	$310,161	$222,533

Gross margin	79%	78%	80%
Non-GAAP gross margin	82%	80%	82%
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

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and litigation expenses and settlements related to matters that are outside the ordinary course of business. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Year Ended January 31,
	2022	2021	2020

	(dollars in thousands)
Loss from operations	$(170,036)	$(120,472)	$(103,774)
Add:
Share-based compensation expense(1)	115,704	72,022	37,564
Amortization of acquisition-related intangible assets(2)	10,059	6,266	2,734
One-time acquisition costs	27	977	686
Litigation expenses and settlements(3)	10,000	—	—
Non-GAAP operating loss	$(34,246)	$(41,207)	$(62,790)

Operating margin	(31)%	(31)%	(38)%
Non-GAAP operating margin	(6)%	(11)%	(23)%
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

(3)    Relates to matters that are outside the ordinary course of our business.

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, litigation expenses and settlements related to matters that are outside the ordinary course of our business, and non-recurring income tax adjustments associated with mergers and acquisitions.

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net loss	$(171,097)	$(114,979)	$(95,940)
Add:
Share-based compensation expense(1)	115,704	72,022	37,564
Amortization of acquisition-related intangible assets(2)	10,059	6,266	2,734
One-time acquisition costs	27	977	686
Litigation expenses and settlements(3)	10,000	—	—
Release of valuation allowance(4)	—	(4,014)	—
Non-GAAP net loss	$(35,307)	$(39,728)	$(54,956)
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
(3)    Relates to matters that are outside the ordinary course of our business.
(4)    Relates to a non-recurring income tax adjustment associated with the Brandfolder acquisition.

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

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(3,512)	$(15,648)	$(10,870)
Less:
Purchases of property and equipment	(10,563)	(4,176)	(5,153)
Capitalized internal-use software	(6,706)	(7,608)	(6,699)
Payments on principal of finance leases	—	(4,129)	(4,167)
Free cash flow	$(20,781)	$(31,561)	$(26,889)

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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $3.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment, and other factors.

	Year Ended January 31,
	2022	2021	2020

	(in thousands)
Total revenue	$550,832	$385,513	$270,882
Add:
Deferred revenue (end of period)	334,662	223,997	158,809
Less:
Deferred revenue (beginning of period)	223,997	158,809	96,133
Calculated billings	$661,497	$450,701	$333,558

Liquidity and Capital Resources
As of January 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $449.1 million, which were held for working capital purposes and were comprised primarily of money market funds. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations for the foreseeable future.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of January 31, 2022, we had deferred revenue of $334.7 million, of which $332.3 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of January 31, 2022, we had fixed minimum lease payments of $86.3 million, of which $18.4 million is due in the next twelve months. Refer to Note 12, Leases, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our operating leases.
Other contractual obligations

In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of January 31, 2022, we had contractual obligations of $179 million, of which $27.7 million is due in the next twelve months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the introduction of new and enhanced product offerings, the continued market adoption of our product, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and employee-related expenditures from expansion of our headcount. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(3,512)	$(15,648)
Net cash used in investing activities	(18,300)	(85,057)
Net cash provided by financing activities	30,341	25,793
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,197)	471
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,332	$(74,441)
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
During the year ended January 31, 2022, net cash used in operating activities was $3.5 million, driven by our net loss of $171.1 million, adjusted for non-cash charges of $196.3 million, and net cash outflows of $28.7 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation and amortization, and non-cash operating lease costs. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $110.7 million and an increase in accounts receivable of $48.6 million, both due to an increase in billings. Additionally, there was an increase in deferred commissions of $74.5 million, an increase in accounts payable and accrued expenses of $20.5 million primarily due to the timing of employee-related payments, an increase in prepaid expenses and other current assets of $19.9 million, a decrease in operating lease liabilities of $13.5 million, a decrease in other long-term liabilities of $3.9 million, and a decrease in other long-term assets of $0.5 million.

During the year ended January 31, 2021, net cash used in operating activities was $15.6 million, driven by our net loss of $115.0 million, adjusted for non-cash charges of $131.7 million, and net cash outflows of $32.4 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation and amortization, and non-cash operating lease costs. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $60.5 million and an increase in accounts receivable of $43.1 million, both due to an increase in billings. Additionally, there was an increase in deferred commissions of $43.0 million due to increased customer sales, a decrease in operating lease liabilities of $7.7 million driven by lease payments and offset by slower office expansions due to COVID-19, an increase in accounts payable and accrued expenses of $6.4 million due to increase in overall purchasing activity and timing of when vendor invoices are received and paid, an increase in other long-term assets of $5.8 million, an increase in other long-term liabilities of $3.9 million, and an increase in prepaid expenses and other current assets of $3.7 million.
Investing activities
Net cash used in investing activities during the year ended January 31, 2022 of $18.3 million consisted of purchases of property and equipment of $10.6 million, spend on capitalized internal-use software development of $6.7 million, and purchases of long-term investments of $1.0 million.
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
Financing activities
Net cash provided by financing activities during the year ended January 31, 2022 of $30.3 million was primarily due to $19.1 million in proceeds from the exercise of stock options and $17.4 million in proceeds from our ESPP, partially offset by taxes paid related to net share settlement of restricted stock units of $6.2 million.
Net cash provided by financing activities during the year ended January 31, 2021 of $25.8 million was primarily due to $17.4 million in proceeds from the exercise of stock options, and $14.8 million in proceeds from our ESPP, partially offset by principal payments on finance leases of $4.1 million, taxes paid related to net share settlement of restricted stock units of $2.2 million, and payments of deferred follow-on offering costs of $0.1 million.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. An indemnification claim has been made to the Company related to litigation in which a former director and shareholder are parties. On January 29, 2021, Ryan Hinkle and Insight Venture Partners VII, L.P. and certain affiliates filed a complaint against Smartsheet Inc. in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred related to this indemnification claim. During the three months ended January 31, 2022, we paid $10.0 million as part of an overall settlement of these matters, as described in Note 13, Commitments and Contingencies, in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, and related disclosures. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations would be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform and involves a significant volume of transactions. The Company uses automated systems to process and record these transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to our platform is provided, as no implementation work is required, if consideration we are entitled to receive is considered probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
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
Deferred commissions
The majority of sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commission are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions and related payroll taxes and fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three years. We determined the period of benefit by taking into consideration our customer contracts, expected customer life, the expected life of our technology and other factors. Amortization expense is included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. We evaluate the period of benefit and test for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets. While we do not anticipate any significant changes to the period of benefit, if a significant change did occur, it may result in a material impact to our amortization expense in a given year.
Deferred commissions were $91.3 million and $60.5 million as of January 31, 2022 and 2021, respectively. Amortization expense for deferred commissions was $43.7 million, $30.7 million, and $19.8 million for the years ended January 31, 2022, 2021, and 2020, respectively. No significant impairments of commissions assets were recorded during the years ended January 31, 2022, 2021, or 2020.
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
Expected volatility. Expected volatility is based on an average volatility of stock prices for a group of publicly traded peer companies. In considering peer companies, we assess characteristics such as industry, state of development, size, and financial leverage.
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
Total share-based compensation expense was $114.9 million, $72.0 million, and $37.6 million for the years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, there was a total of $419.0 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 3.2 years.
Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents totaling $449.1 million as of January 31, 2022, of which $415.1 million was invested in money market funds. We had cash and cash equivalents totaling $442.2 million as of January 31, 2021, of which $420.6 million was invested in money market funds. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes.
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
A hypothetical 10% relative change in interest rates during the periods presented would not have a material impact on the value of our cash equivalents in our consolidated financial statements.
Foreign currency exchange risk

Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the Euro, British Pound Sterling, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results for the years ended January 31, 2022, 2021, or 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Smartsheet Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Smartsheet Inc. and subsidiaries (the "Company") as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Subscription Revenue – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company derives its revenues predominantly from subscription services. Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company recognizes subscription revenue on a ratable basis over the subscription contract term, beginning on the date the access to their platform is provided, assuming all other revenue recognition criteria have been met. The Company uses automated systems to process and record subscription revenue transactions. For the year ended January 31, 2022, subscription revenue was $507.4 million.
We identified subscription revenue as a critical audit matter given the significant volume of transactions. This required increased auditor judgment and extent of audit effort, including the need to involve professionals with expertise in data analytics and information technology (IT).
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s subscription revenue included the following, among others:
•We tested effectiveness of certain controls within the subscription revenue business processes.
•With the assistance of our IT specialists, we identified the significant systems used to process subscription revenue transactions and tested the effectiveness of general IT controls over the systems, including testing of user access controls, change management controls, and IT operations controls.
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
•We performed audit procedures on those related accounts determined to have a significant relationship with subscription revenue. Such procedures included sending confirmations to customers for a selection of accounts receivable and making selections of cash receipts subsequent to year end and tracing them back to their associated invoices included in accounts receivable as of the balance sheet date. We also confirmed cash as of the balance sheet date and reconciled recognized subscription revenue to the audited deferred revenue balance.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 25, 2022

We have served as the Company's auditor since fiscal 2021.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Smartsheet Inc.
Opinion on the Financial Statements
We have audited the consolidated statements of operations and comprehensive loss, of changes in shareholders’ equity and of cash flows of Smartsheet Inc. and its subsidiaries (the “Company”) for the year ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 31, 2020
We served as the Company's auditor from 2012 to 2020.

SMARTSHEET INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue
Subscription	$507,375	$352,782	$244,058
Professional services	43,457	32,731	26,824
Total revenue	550,832	385,513	270,882
Cost of revenue
Subscription	77,460	59,374	32,707
Professional services	39,013	26,165	20,193
Total cost of revenue	116,473	85,539	52,900
Gross profit	434,359	299,974	217,982
Operating expenses
Research and development	165,440	118,722	95,469
Sales and marketing	329,751	230,281	176,060
General and administrative	109,204	71,443	50,227
Total operating expenses	604,395	420,446	321,756
Loss from operations	(170,036)	(120,472)	(103,774)
Interest income	48	1,444	8,410
Other income (expense), net	(813)	296	(462)
Loss before income tax provision (benefit)	(170,801)	(118,732)	(95,826)
Income tax provision (benefit)	296	(3,753)	114
Net loss and comprehensive loss	$(171,097)	$(114,979)	$(95,940)
Net loss per share, basic and diluted	$(1.36)	$(0.95)	$(0.85)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	125,632	120,663	112,991
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$449,074	$442,200
Accounts receivable, net of allowances of $7,561 and $6,933, respectively	151,138	102,648
Prepaid expenses and other current assets	34,390	13,524
Total current assets	634,602	558,372
Restricted cash	17	18
Deferred commissions	91,312	60,529
Property and equipment, net	36,835	28,613
Operating lease right-of-use assets	67,171	81,081
Intangible assets, net	44,096	54,139
Goodwill	125,605	125,605
Other long-term assets	3,194	3,432
Total assets	$1,002,832	$911,789
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,506	$2,851
Accrued compensation and related benefits	66,744	47,861
Other accrued liabilities	18,901	17,263
Operating lease liabilities, current	18,003	17,059
Deferred revenue	332,285	222,689
Total current liabilities	437,439	307,723
Operating lease liabilities, non-current	58,237	71,925
Deferred revenue, non-current	2,377	1,308
Other long-term liabilities	—	3,904
Total liabilities	498,053	384,860
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2022 and January 31, 2021	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 127,809,525 shares issued and outstanding as of January 31, 2022; 500,000,000 shares authorized, 123,272,902 shares issued and outstanding as of January 31, 2021	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2022; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021	—	—
Additional paid-in capital	1,047,313	898,366
Accumulated deficit	(542,534)	(371,437)
Total shareholders’ equity	504,779	526,929
Total liabilities and shareholders’ equity	$1,002,832	$911,789
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2019	104,971,443	$—	$327,510	$(160,518)	$166,992
Issuance of common stock under employee stock plans	4,197,716	—	25,519	—	25,519
Issuance of common stock in connection with follow-on public offering, net of underwriting discounts, commissions and issuance costs	9,025,000	—	378,982	—	378,982
Share-based compensation expense	—	—	38,507	—	38,507
Net loss and comprehensive loss	—	—	—	(95,940)	(95,940)
Balances at January 31, 2020	118,194,159	—	770,518	(256,458)	514,060
Issuance of common stock under employee stock plans	4,435,143	—	30,330	—	30,330
Taxes paid related to net share settlement of equity awards	—	—	(2,150)	—	(2,150)
Issuance of restricted stock awards, net of cancellations	92,318	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	25,872
Share-based compensation expense	—	—	73,796	—	73,796
Net loss and comprehensive loss	—	—	—	(114,979)	(114,979)
Balances at January 31, 2021	123,272,902	—	898,366	(371,437)	526,929
Issuance of common stock under employee stock plans	4,536,623	—	38,248	—	38,248
Taxes paid related to net share settlement of equity awards	—	—	(6,171)	—	(6,171)
Share-based compensation expense	—	—	116,870	—	116,870
Net loss and comprehensive loss	—	—	—	(171,097)	(171,097)
Balances at January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$504,779
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(171,097)	$(114,979)	$(95,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	114,900	71,750	37,493
Depreciation and amortization	21,765	17,255	13,449
Amortization of deferred commission costs	43,680	30,691	19,806
Unrealized foreign currency (gain) loss	1,048	(161)	82
Loss on disposal of assets	—	268	—
Non-cash operating lease costs	14,905	11,924	7,971
Changes in operating assets and liabilities:
Accounts receivable	(48,575)	(43,112)	(25,965)
Prepaid expenses and other current assets	(19,884)	(3,678)	(3,909)
Operating lease right-of-use assets	—	—	(12,173)
Other long-term assets	467	(5,819)	(339)
Accounts payable	(1,331)	(4,915)	3,593
Other accrued liabilities	1,950	5,543	5,840
Accrued compensation and related benefits	19,906	5,811	11,994
Deferred commissions	(74,463)	(42,965)	(39,046)
Other long-term liabilities	(3,904)	3,904	(1,003)
Deferred revenue	110,664	60,534	61,646
Operating lease liabilities	(13,543)	(7,699)	5,631
Net cash used in operating activities	(3,512)	(15,648)	(10,870)
Cash flows from investing activities
Purchases of short-term investments	—	—	(100,532)
Proceeds from early termination of short-term investments	—	50,532	—
Purchases of long-term investments	(1,000)	—	(1,000)
Proceeds from maturity of investments	—	—	50,000
Purchases of property and equipment	(10,563)	(4,176)	(5,153)
Proceeds from sale of property and equipment	—	1,250	—
Capitalized internal-use software development costs	(6,706)	(7,608)	(6,699)
Purchases of intangible assets	(31)	—	—
Payments for business acquisitions, net of cash acquired	—	(125,055)	(26,659)
Net cash used in investing activities	(18,300)	(85,057)	(90,043)
Cash flows from financing activities
Proceeds from follow-on offering of common stock, net of underwriters' discounts and commissions	—	—	379,828
Payments on principal of finance leases	—	(4,129)	(4,167)
Payments of deferred offering costs	—	(59)	(798)
Proceeds from exercise of stock options	19,132	17,373	15,905
Taxes paid related to net share settlement of restricted stock units	(6,171)	(2,150)	—
Proceeds from Employee Stock Purchase Plan	17,380	14,758	11,254
Net cash provided by financing activities	30,341	25,793	402,022
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,197)	471	(25)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,332	(74,441)	301,084
Cash, cash equivalents, and restricted cash at beginning of period	442,348	516,789	215,705
Cash, cash equivalents, and restricted cash at end of period	$449,680	$442,348	$516,789

Supplemental disclosures
Cash paid for interest	$—	$114	$243
Cash paid for income taxes	196	168	106
Purchases of fixed assets under finance leases	—	—	2,364
Right-of-use assets obtained in exchange for operating lease liabilities	994	35,415	12,173
Accrued purchases of property and equipment (including internal-use software)	1,164	1,080	1,155
Deferred offering costs, accrued but not yet paid	—	—	60
Share-based compensation capitalized in internal-use software development costs	1,970	1,986	1,014
Fair value of shares issued as consideration for acquisition	—	25,872	—

See notes to consolidated financial statements.

SMARTSHEET INC.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is a leading enterprise platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. Customers access their accounts online via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
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
The consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, Australia, Germany, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our consolidated financial statements. All such adjustments are of a normal, recurring nature.

Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings; determination of the amortization period for capitalized sales commission costs; and the measurement of fair values of share-based compensation award grants, among others.
Liquidity
The Company continues to be subject to the risks and challenges associated with companies at a similar stage of development, including the ability to raise additional capital to support future growth. Since inception through January 31, 2022, the Company has incurred losses from operations and accumulated a deficit of $542.5 million. The Company finances its operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”). The Company believes its existing cash will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.
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
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company uses automated systems to process and record these transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to the Company’s platform is provided, as no implementation work is required, if consideration the Company is entitled to receive is probable of collection. Subscription contracts generally have terms of one year or one month, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.

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
Accounts receivable and allowance for doubtful accounts
Accounts receivable are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts. Subscription fees billed in advance of the related subscription term represent contract liabilities and are presented as accounts receivable and deferred revenues upon establishment of the unconditional right to invoice, typically upon signing of the non-cancelable service agreement. Our typical payment terms provide for customer payment within 30 days of the invoice date.
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

Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	January 31,
	2022	2021	2020
Beginning balance	$6,933	$2,989	$1,234
Additions	7,700	6,540	3,384
Write-offs	(7,072)	(2,596)	(1,629)
Ending balance	$7,561	$6,933	$2,989
Deferred revenue
Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. The Company typically invoices its customers annually in advance for its subscription-based contracts. Deferred revenue and accounts receivable are recorded at the beginning of a new subscription term. For some customers, the Company invoices in monthly, quarterly, semi-annual, or multi-year installments and, therefore, the deferred revenue balance does not necessarily represent the total contract value of all non-cancelable subscription agreements. Deferred revenue anticipated to be recognized during the succeeding 12-month period is recorded as deferred revenue and the remaining portion is recorded as deferred revenue, non-current in our consolidated balance sheets.
Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions and related payroll taxes and fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Overhead allocations
The Company allocates shared costs, such as facilities (including lease costs, utilities, and depreciation on equipment shared by all departments), and information technology costs to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.
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
Restricted cash
Restricted cash as of January 31, 2022 and January 31, 2021 was $0.6 million and $0.1 million, respectively, primarily related to Australian employee contributions to our 2018 ESPP. Restricted cash as of January 31, 2020 consisted of $0.9 million related to security deposits for the Company’s Bellevue, Boston, London, and Edinburgh leases.

Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	January 31,
	2022	2021	2020
Cash and cash equivalents	$449,074	$442,200	$515,924
Restricted cash included in prepaid expenses and other current assets	589	130	—
Restricted cash	17	18	865
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$449,680	$442,348	$516,789
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
Goodwill and acquired intangible assets
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis (September 1), or whenever events or changes in circumstances indicate that impairment may exist. Events or changes in circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, the Company calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. No impairment charges were recorded for the years ended January 31, 2022, 2021, or 2020.
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
Internal-use software development costs
The Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities and post-implementation activities are expensed in research and development (“R&D”) as incurred. R&D expenses consist primarily of employee-related costs, software-related costs, allocated overhead, and costs of outside services used to supplement our internal staff.
Internal-use software costs of $8.6 million and $9.5 million were capitalized in the years ended January 31, 2022 and 2021, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of operations and comprehensive loss within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $5.7 million, $3.6 million, and $2.3 million for the years ended January 31, 2022, 2021, and 2020, respectively.
Leases
We determine if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in long-term assets and finance lease ROU assets are included in property and equipment, net on our consolidated balance sheets. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2022, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
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
Self-funded health insurance
The Company’s health insurance plan is partially self-funded. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2022 and 2021, the Company’s net self-insurance reserve estimate was $2.3 million and $1.3 million, respectively, included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. Advertising and marketing expenses, inclusive of lead generation costs, were $55.6 million, $31.6 million, and $35.5 million for the years ended January 31, 2022, 2021, and 2020, respectively.
Deferred offering costs
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
No individual customer represented more than 10% of accounts receivable as of January 31, 2022 or 2021. No individual customer represented more than 10% of revenue for the years ended January 31, 2022, 2021, or 2020.
Net loss per share
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of the Company’s common stock shares outstanding during the respective period. The Company calculates diluted net loss per share by adjusting basic net loss per share for the potential dilutive impacts of outstanding stock options, restricted stock units (“RSUs”), and shares issuable pursuant to our ESPP. The denominator of the diluted net loss per share calculation is adjusted for these securities if the impact of doing so increases net loss per share. During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculated using the same formula as basic net loss per share.
Recent accounting pronouncements not yet adopted
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect adoption of this standard to have a material effect on the Company’s consolidated financial statements.
3. Revenue from Contracts with Customers
During the years ended January 31, 2022, 2021, and 2020 the Company recognized $216.6 million, $155.2 million, and $93.0 million of subscription revenue, respectively, and $4.8 million, $3.4 million, and $2.1 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2022, 2021, and 2020, respectively.
As of January 31, 2022, approximately $388.6 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $383.1 million related to subscription services and $5.5 million related to professional services. Approximately 91% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $91.3 million and $60.5 million as of January 31, 2022 and 2021, respectively.
Amortization expense for deferred commissions was $43.7 million, $30.7 million, and $19.8 million for the years ended January 31, 2022, 2021, and 2020, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations and comprehensive loss. No significant impairments of commissions assets were recorded during the years ended January 31, 2022, 2021, or 2020.

5. Net Loss Per Share
The following tables present calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(171,097)	$(114,979)	$(95,940)
Denominator:
Weighted-average common shares outstanding	125,632	120,663	112,991
Net loss per share, basic and diluted	$(1.36)	$(0.95)	$(0.85)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended January 31,
	2022	2021	2020
Shares subject to outstanding common stock awards	11,855	11,299	12,215
Shares issuable pursuant to the Employee Stock Purchase Plan	52	162	165
Total potentially dilutive shares	11,907	11,461	12,380

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

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,294	$—	$—	$378,294
Total assets	$378,294	$—	$—	$378,294

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$378,281	$—	$—	$378,281
Total assets	$378,281	$—	$—	$378,281
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the years ended January 31, 2022 or 2021.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Business Combinations, and Note 9, Goodwill and Net Intangible Assets, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
7. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2022	2021
Computer equipment	$13,728	$9,630
Computer software, purchased and developed	27,663	21,876
Furniture and fixtures	9,082	7,662
Leasehold improvements	9,969	5,500
Total property and equipment	60,442	44,668
Less: accumulated depreciation	(23,607)	(16,055)
Total property and equipment, net	$36,835	$28,613
Depreciation expense was $10.9 million, $11.0 million, and $10.7 million for the years ended January 31, 2022, 2021, and 2020, respectively.

As of January 31, 2022 and 2021, we had no equipment under finance leases. We did not recognize depreciation expense related to finance leases during the year ended January 31, 2022. Depreciation expense related to finance leases, which is included in total depreciation expense described immediately above, was $3.1 million and $4.3 million for the years ended January 31, 2021 and 2020, respectively.
8. Business Combinations
Brandfolder
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), a Delaware corporation, pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021, and less than $0.1 million during the year ended January 31, 2022. These costs included legal and accounting fees and other costs directly related to the acquisition of Brandfolder and are recognized within general and administrative expense in the consolidated statements of operations and comprehensive loss. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A Common Stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s common shares on the acquisition date.
Of the cash paid at closing, $0.7 million was held in a third-party escrow account after closing to secure our indemnification rights under the Brandfolder Merger Agreement. The $0.7 million was released from escrow during the three months ended January 31, 2022.
Additionally, we granted certain continuing employees of Brandfolder restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. We incurred share-based compensation expense related to these awards of $1.5 million and $0.5 million during the years ended January 31, 2022 and January 31, 2021, respectively.
We accounted for the transaction as a business combination using the acquisition method of accounting. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expanded market opportunities. The goodwill recognized upon acquisition is not deductible for U.S. federal income tax purposes. Fair values were determined using income and cost approaches. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820.
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

The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered final. The following table presents the final allocation of the purchase price at the acquisition date (in thousands):

September 14, 2020
Cash	$2,530
Accounts receivable	2,649
Contract assets	1,620
Right-of-use assets	895
Other assets	991
Intangible assets	45,270
Goodwill	109,108
Accounts payable, accrued expenses, and other current liabilities	(1,411)
Deferred revenue	(4,655)
Lease liabilities, non-current	(522)
Net deferred tax liability	(4,014)
Total	$152,461
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life	Discount Rate
Software technology	$17,400	5 years	10.0%
Customer relationships	16,590	7 years	11.0%
Customer relationships - reseller	7,280	7 years	13.0%
Trade name	4,000	9 years	13.8%
Total intangible assets	$45,270
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

9. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the years ended January 31, 2022 and 2021 were as follows (in thousands):

Goodwill balance as of January 31, 2020	$16,497
Addition - acquisition of Brandfolder	109,381
Measurement period adjustment - acquisition of Brandfolder	(273)
Goodwill balance as of January 31, 2021	125,605
Additions and measurement period adjustments	—
Goodwill balance as of January 31, 2022	$125,605
No goodwill impairments were recorded during the years ended January 31, 2022, 2021, or 2020.
The following table presents the components of net intangible assets (in thousands):

	As of January 31, 2022			As of January 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(9,195)	$16,205	$25,400	$(4,115)	$21,285
Acquired customer relationships	32,150	(7,735)	24,415	32,150	(3,235)	28,915
Trade names	4,100	(711)	3,389	4,100	(233)	3,867
Patents	170	(127)	43	170	(111)	59
Domain name	44	—	44	13	—	13
Total	$61,864	$(17,768)	$44,096	$61,833	$(7,694)	$54,139
The components of intangible assets acquired as of the periods presented were as follows (in thousands):

	As of January 31, 2022		As of January 31, 2021
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$16,205	3.3	$21,285	4.3
Acquired customer relationships	24,415	5.5	28,915	6.5
Trade names	3,389	7.6	3,867	8.6
Total	$44,009	4.9	$54,067	5.8
Amortization expense related to intangible assets was $10.1 million, $6.3 million, and $2.8 million for the years ended January 31, 2022, 2021, and 2020, respectively. As of January 31, 2022, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2023	$9,942
2024	9,942
2025	8,740
2026	7,023
2027	4,858
Thereafter	3,547
Total	$44,052

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
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over four years. The RSAs are measured based on the grant date fair value of the awards and vest based on continuous employment over three years.
Stock options
The following table includes a summary of the option activity during the year ended January 31, 2022:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2021	6,533,474	$12.07	6.4	$376,789
Granted	665,051	68.09
Exercised	(2,317,135)	7.26
Forfeited or canceled	(307,908)	38.54
Outstanding at January 31, 2022	4,573,482	20.87	6.2	192,982
Exercisable at January 31, 2022	3,517,096	10.63	5.4	181,455
Vested and expected to vest at January 31, 2022	4,373,238	18.96	6.0	191,975
The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2022, 2021, and 2020 was $29.71, $18.95, and $17.11, respectively. The total grant date fair value of stock options vested was $10.1 million, $11.1 million, and $11.1 million during the years ended January 31, 2022, 2021, and 2020, respectively.
The intrinsic value of options exercised was $141.1 million, $141.3 million, and $136.6 million during the years ended January 31, 2022, 2021, and 2020, respectively.

Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2022:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2021	4,765,240	$42.15
Granted	5,557,135	68.21
Vested	(1,877,563)	41.54
Forfeited or canceled	(1,163,580)	49.93
Outstanding at January 31, 2022	7,281,232	60.95
An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2022, 2021, and 2020 was $68.21, $43.19, and $41.62, respectively.
Restricted stock awards
The following table includes a summary of RSA activity during the year ended January 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2021	92,318	$46.93
Granted	—	—
Vested	(33,640)	46.93
Forfeited or canceled	(2,390)	46.93
Outstanding at January 31, 2022	56,288	46.93
The weighted-average grant date fair value of RSAs granted during the year ended January 31, 2021 was $46.93.
2018 Employee Stock Purchase Plan
In April 2018, we adopted our ESPP. The ESPP became effective on April 26, 2018, with the effective date of our IPO.
Under our ESPP, eligible employees are able to acquire shares of our Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (formerly commencing each March 25 and September 25) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. As of January 2022, each offering period commences on January 1 and July 1. This change required an abbreviated, one-time purchase period from September 25, 2021 through December 31, 2021 to align to the new offering periods. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.

The following table includes a summary of the activity of shares available for issuance under our 2018 Plan and our 2018 ESPP during the year ended January 31, 2022:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2021	13,654,077	3,234,516
Authorized	6,163,646	1,232,730
Granted	(6,222,186)	(426,816)
Forfeited	1,471,488	—
Balance at January 31, 2022	15,067,025	4,040,430
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
As of January 31, 2022, $2.7 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the consolidated balance sheet.
Valuation assumptions
The fair value of employee stock options and ESPP purchase rights was estimated using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Employee Stock Options
Risk-free interest rate	1.0%-1.4%	0.6%-0.7%	2.3%-2.6%
Expected volatility	43.1%-43.5%	43.0%-43.5%	42.3%-42.5%
Expected term (in years)	6.25	6.25	6.19-6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	0.0%-0.1%	0.1%-1.9%	1.9%-2.5%
Expected volatility	46.9%-68.0%	39.9%-68.0%	38.3%-51.1%
Expected term (in years)	0.27-0.50	0.50	0.49-0.50
Expected dividend yield	—%	—%	—%
The risk-free interest rate used in the Black-Scholes option pricing model is based on the U.S. Treasury yield that corresponds with the expected term at the time of grant. The expected term of an option is determined using the simplified method, which is calculated as the average of the contractual life and the vesting period. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. We estimate volatility for options using volatilities of a group of public companies in a similar industry, stage of life cycle, and size; and volatility of ESPP purchase rights using our own volatility history. The Company does not currently pay dividends and does not expect to for the foreseeable future. In addition to the assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.

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
Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of subscription revenue	$6,274	$4,385	$1,392
Cost of professional services revenue	3,788	2,146	1,259
Research and development	41,218	25,072	14,260
Sales and marketing	40,632	25,921	12,937
General and administrative	22,988	14,498	7,716
Total share-based compensation	$114,900	$72,022	$37,564
We have excluded $2.0 million of capitalized software development costs from stock-based compensation expense in both of the years ended January 31, 2022 and 2021.
As of January 31, 2022, there was a total of $419.0 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 3.2 years.

11. Income Taxes
The components of loss before income tax provision (benefit) were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$(174,043)	$(120,958)	$(96,810)
Foreign	3,242	2,226	984
Loss before income tax provision (benefit)	$(170,801)	$(118,732)	$(95,826)
The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	175	115	85
Foreign	49	63	17
Total current tax provision (benefit)	224	178	102
Deferred and other:
Federal	—	(3,117)	—
State	—	(898)	—
Foreign	72	84	12
Total deferred tax provision (benefit)	72	(3,931)	12
Total income tax provision (benefit)	$296	$(3,753)	$114
Income tax expense for the year ended January 31, 2022 was recognized primarily due to income taxes in foreign jurisdictions and state income taxes.
Income tax benefit for the year ended January 31, 2021 was recognized primarily due to a release of the Company’s federal and state valuation allowance on deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of Brandfolder, offset by income taxes in foreign jurisdictions and state income taxes.
Income tax expense for the year ended January 31, 2020 was recognized primarily due to income taxes in foreign jurisdictions and state income taxes.
The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Income tax at statutory federal rate	$(35,868)	$(24,934)	$(20,124)
Tax credits	(5,697)	(5,657)	(5,798)
Change in valuation allowance	71,738	51,296	47,412
Share-based compensation	(30,092)	(24,057)	(22,009)
Other	215	(401)	633
Total income tax provision (benefit)	$296	$(3,753)	$114

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2022 and 2021 were as follows (in thousands):

	January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$147,348	$95,219
Deferred revenue	82,904	55,167
Tax credits	23,677	17,912
Lease liabilities	19,379	21,725
Share-based compensation	16,595	9,877
Accrued compensation	5,711	5,403
Other	1,097	570
Total deferred tax assets	296,711	205,873
Valuation allowance	(247,130)	(159,673)
Total deferred tax assets, net	49,581	46,200
Deferred tax liabilities:
Capitalized commissions	(23,242)	(14,745)
Lease right-of-use assets	(17,023)	(20,527)
Intangibles	(8,265)	(10,057)
Property and equipment	(1,186)	(934)
Total deferred tax liabilities	(49,716)	(46,263)
Net deferred tax assets (liabilities)	$(135)	$(63)
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. and U.K. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $87.5 million during the year ended January 31, 2022. The increase in the valuation allowance was primarily related to U.S. federal and state losses incurred during the year.
As of January 31, 2022, we had net operating loss carryforwards (“NOLs”) of $588.4 million for U.S. federal income taxes and $353.1 million for state and local income taxes. U.S. federal NOLs of $533.9 million may be carried forward indefinitely, and U.S. federal NOLs of $54.5 million will expire on various dates starting in 2025. The state NOL carryforwards will begin to expire in 2025.
As of January 31, 2022, the Company’s tax credit carryforwards for income tax purposes were approximately $23.7 million net of uncertain tax positions for research and development credits. If not used, the tax credit carryforwards will begin to expire in 2030.
The Company’s operations in Costa Rica are located in a Free Trade Zone (“FTZ”) which entitles the Company to certain tax incentives including a tax holiday from corporate income tax or a reduced corporate tax rate. The FTZ benefits are conditional on the Company meeting certain employment and investment thresholds. These tax incentives are effective into 2034 and may be extended if additional requirements are satisfied. The impact of the tax holiday was not material.

Accounting guidance for income taxes requires a deferred tax liability to be established for the U.S. tax impact of undistributed earnings of foreign subsidiaries unless it can be shown that these earnings will be permanently reinvested outside the U.S. If the Company’s foreign earnings were to be repatriated in the future, the estimated U.S. tax liability would be insignificant.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended January 31,
	2022	2021	2020
Balance, beginning of the year	$5,283	$3,339	$1,416
Increases to tax positions taken during the current year	2,010	2,046	1,850
Increases to tax positions taken in prior years	—	11	73
Decreases to tax positions taken in prior years	(89)	(113)	—
Balance, end of year	$7,204	$5,283	$3,339
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
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2022 or 2021. As of January 31, 2022 and 2021, the Company had $7.2 million and $5.3 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $7.2 million and $5.3 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2022, 2021, and 2020.

12. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. During the years ended January 31, 2021 and 2020, the Company had finance leases primarily related to data center equipment. During the three months ended January 31, 2021, the Company paid off all finance leases.
Our leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.

The components of lease expense recorded in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Operating lease cost	$18,739	$15,586	$11,494
Finance lease cost:
Amortization of assets	—	3,093	4,195
Interest on lease liabilities	—	114	250
Short-term lease cost	371	1,493	845
Variable lease cost	2,850	2,606	1,865
Total lease costs	$21,960	$22,892	$18,649
Other information related to leases was as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases*	$17,610	$14,249	$9,990
Operating cash flows related to finance leases	—	114	243
Financing cash flows related to finance leases	—	4,129	4,167
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	994	35,415	12,173
Finance leases	—	—	2,364
*Includes cash paid for lease liability accretion of $4.1 million, $4.0 million, and $4.4 million for the years ended January 31, 2022, 2021, and 2020, respectively.
Supplemental balance sheet information related to our operating leases was as follows:

	January 31,
	2022	2021
Weighted-average remaining lease term (in years)	5.3	6.2
Weighted-average discount rate	5.0%	5.1%
As of January 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Fiscal 2023	$18,415
Fiscal 2024	17,665
Fiscal 2025	15,366
Fiscal 2026	13,336
Fiscal 2027	10,029
Thereafter	11,499
Total lease payments	86,310
Less: imputed interest	(10,070)
Total	$76,240

13. Commitments and Contingencies
Lease commitments
We have entered into various non-cancelable lease agreements related to our corporate offices and certain equipment. For additional information regarding our lease agreements, see Note 12.
Purchase commitments
During the year ended January 31, 2022, the Company entered into a four-year commitment with a cloud-based hosting service provider for $190.0 million. This commitment replaced our four-year commitment for $75.0 million disclosed in our audited consolidated financial statements as of and for the year ended January 31, 2021. As of January 31, 2022, $177.3 million remained unpaid, of which $26.0 million of upfront payments are to be paid in fiscal year 2023, $44.3 million of upfront payments are to be paid in fiscal year 2024, $57.8 million of upfront payments are to be paid in fiscal year 2025, and $40.5 million of upfront payments are to be paid in fiscal year 2026. Total remaining payments will exceed upfront payment amounts based on on-demand usage.
During the year ended January 31, 2021, the Company entered into a three-year commitment with a separate cloud-based hosting service provider for $3.2 million. As of January 31, 2022, $1.7 million remained unpaid. Payments are to be made monthly based on usage through fiscal year 2024.
Legal matters
An indemnification claim has been made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. During the three months ended January 31, 2022, we paid $10.0 million as part of an overall settlement of these matters.
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
14. 401(k) and Pension Plans
In March 2008, the Company initiated a 401(k) plan for the benefit of all United States employees. In the second quarter of fiscal 2021, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible pay during the period. We recognized an expense of $6.7 million and $4.4 million related to matching contributions during the years ended January 31, 2022 and 2021, respectively. No employer contributions were made to the 401(k) plan by the Company during the year ended January 31, 2020.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. In January 2020, the Company began contributing to a pension plan for the benefit of its employees based in Australia. We recognized an expense related to employer contributions of $1.6 million, $1.0 million, and $0.3 million during the years ended January 31, 2022, 2021, and 2020, respectively.
15. Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of, or serve in an advisory capacity to, companies that are customers or vendors of the Company. Related-party transactions were not material as of and for the years ended January 31, 2022, 2021, and 2020.

16. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2022	2021	2020

United States	$454,246	$314,177	$214,492
EMEA	51,603	37,463	29,246
Asia Pacific	21,326	15,325	12,969
Americas other than the United States	23,657	18,548	14,175
Total	$550,832	$385,513	$270,882
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	January 31,
	2022	2021

United States	$79,278	$85,740
EMEA	3,828	5,007
Asia Pacific	1,153	2,020
Americas other than the United States	28	—
Total	$84,287	$92,767
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 31, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2022 at the reasonable assurance level.
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
 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of January 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
 Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules
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
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated May 19, 2017, as amended by the First Amendment to Amended and Restated Investors’ Rights Agreement October 26, 2017	S-1	333-223914	4.2	March 26, 2018
4.3	Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38464	4.3	March 31, 2020
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.4	April 16, 2018
10.5⸶	2018 Employee Stock Purchase Plan, as amended	10-Q	001-38464	10.1	September 8, 2021
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Paul Porrini, dated February 19, 2018	S-1	333-223914	10.12	March 26, 2018
10.9⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	10-K	001-38464	10.19	April 1, 2019
10.10⸶	Offer Letter by and between the Registrant and Pete Godbole, dated November 6, 2020	10-K	001-38464	10.22	March 25, 2021
10.11⸶	Offer Letter by and between the Registrant and Megan Hansen, dated July 8, 2019	10-Q	001-38464	10.1	June 4, 2021
10.12⸶	Offer Letter by and between the Registrant and Andrew Bennett, dated November 11, 2021					X
10.13⸶	Offer Letter by and between the Registrant and Stephen Branstetter, dated November 11, 2021					X

10.14⸶	Offer Letter by and between the Registrant and Jolene Marshall, dated November 11, 2021					X
10.15⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018
10.16⸶	2019 Amended and Restated Annual Incentive Plan	8-K	001-38464	10.1	October 13, 2020
10.17	Bank of America Building Office Lease by and between the Registrant and Bellevue Place Office, LLC, as amended					X
10.18	City Center Bellevue Building Office Lease by and between the Registrant and AAT CC Bellevue, LLC, as amended					X
16.1	Letter from PricewaterhouseCoopers LLP dated April 30, 2020	8-K	001-38464	16.1	April 30, 2020
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2022, formatted in Inline XBRL (included in Exhibit 101)					X

⸶    Indicates a management contract or compensatory plan.
*    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 25, 2022

SMARTSHEET INC.

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 25, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	March 25, 2022
Mark P. Mader	(Principal Executive Officer)

/s/ Pete Godbole	Chief Financial Officer and Treasurer	March 25, 2022
Pete Godbole	(Principal Financial and Accounting Officer)

/s/ Geoffrey T. Barker	Chair of the Board of Directors	March 25, 2022
Geoffrey T. Barker

/s/ Alissa Abdullah	Director	March 25, 2022
Alissa Abdullah

/s/ Brent Frei	Director	March 25, 2022
Brent Frei

/s/ Elena Gomez	Director	March 25, 2022
Elena Gomez

/s/ Michael Gregoire	Director	March 25, 2022
Michael Gregoire

/s/ Matthew McIlwain	Director	March 25, 2022
Matthew McIlwain

/s/ Rowan Trollope	Director	March 25, 2022
Rowan Trollope

/s/ James N. White	Director	March 25, 2022
James N. White

/s/ Magdalena Yesil	Director	March 25, 2022
Magdalena Yesil