Form 10-Q
period 2022-04-30
SMARTSHEET INC
filed 2022-06-07
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 31, 2022, there were 129,450,048 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends, including, but not limited to, the macroeconomic impact of COVID-19, which we believe has affected and may continue to affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue
Subscription	$155,276	$108,013
Professional services	13,034	9,069
Total revenue	168,310	117,082
Cost of revenue
Subscription	25,138	18,563
Professional services	12,020	8,009
Total cost of revenue	37,158	26,572
Gross profit	131,152	90,510
Operating expenses
Research and development	52,519	36,474
Sales and marketing	115,391	71,379
General and administrative	33,044	21,018
Total operating expenses	200,954	128,871
Loss from operations	(69,802)	(38,361)
Interest income	388	11
Other income (expense), net	(828)	1,327
Loss before income tax provision	(70,242)	(37,023)
Income tax provision	215	49
Net loss	$(70,457)	$(37,072)
Net loss per share, basic and diluted	$(0.55)	$(0.30)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	128,519	124,110
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(70,457)	$(37,072)
Other comprehensive loss
Net unrealized losses on available-for-sale securities	(342)	—
Comprehensive loss	$(70,799)	$(37,072)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$239,683	$449,074
Short-term investments	206,981	—
Accounts receivable, net of allowances of $5,534 and $7,561, respectively	119,473	151,138
Prepaid expenses and other current assets	46,008	34,390
Total current assets	612,145	634,602
Restricted cash	16	17
Deferred commissions	94,130	91,312
Property and equipment, net	37,787	36,835
Operating lease right-of-use assets	67,735	67,171
Intangible assets, net	41,610	44,096
Goodwill	125,605	125,605
Other long-term assets	2,930	3,194
Total assets	$981,958	$1,002,832
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$7,366	$1,506
Accrued compensation and related benefits	46,337	66,744
Other accrued liabilities	24,378	18,901
Operating lease liabilities, current	19,330	18,003
Deferred revenue	344,657	332,285
Total current liabilities	442,068	437,439
Operating lease liabilities, non-current	57,148	58,237
Deferred revenue, non-current	1,766	2,377
Total liabilities	500,982	498,053
Commitments and Contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2022 and January 31, 2022	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 128,867,149 shares issued and outstanding as of April 30, 2022; 500,000,000 shares authorized, 127,809,525 shares issued and outstanding as of January 31, 2022	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of April 30, 2022; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2022	—	—
Additional paid-in capital	1,094,309	1,047,313
Accumulated other comprehensive loss	(342)	—
Accumulated deficit	(612,991)	(542,534)
Total shareholders’ equity	480,976	504,779
Total liabilities and shareholders’ equity	$981,958	$1,002,832
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended April 30, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	1,057,624	—	3,714	—	—	3,714
Taxes paid related to net share settlement of equity awards	—	—	(1,366)	—	—	(1,366)
Share-based compensation expense	—	—	44,648	—	—	44,648
Comprehensive loss	—	—	—	—	(342)	(342)
Net loss	—	—	—	(70,457)	—	(70,457)
Balances as of April 30, 2022	128,867,149	$—	$1,094,309	$(612,991)	$(342)	$480,976

	Three Months Ended April 30, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$—	$526,929
Issuance of common stock under employee stock plans	1,337,827	—	12,315	—	—	12,315
Taxes paid related to net share settlement of equity awards	—	—	(2,763)	—	—	(2,763)
Share-based compensation expense	—	—	24,101	—	—	24,101
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(37,072)	—	(37,072)
Balances as of April 30, 2021	124,610,729	$—	$932,019	$(408,509)	$—	$523,510
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(70,457)	$(37,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	43,900	23,717
Depreciation and amortization	6,078	4,792
Amortization of deferred commission costs	13,077	9,201
Net amortization of premium or discount on investments	(49)	—
Unrealized foreign currency (gain) loss	589	(319)
Non-cash operating lease costs	3,899	3,491
Changes in operating assets and liabilities:
Accounts receivable	31,489	13,357
Prepaid expenses and other current assets	(13,103)	(3,634)
Other long-term assets	32	199
Accounts payable	5,688	(1,072)
Other accrued liabilities	5,595	(5,480)
Accrued compensation and related benefits	(23,790)	(7,465)
Deferred commissions	(15,895)	(15,341)
Deferred revenue	11,761	15,670
Operating lease liabilities	(3,867)	(3,005)
Net cash used in operating activities	(5,053)	(2,961)
Cash flows from investing activities
Purchases of short-term investments	(207,274)	—
Purchases of property and equipment	(1,691)	(3,220)
Proceeds from liquidation of an investment	622	—
Proceeds from sale of property and equipment	94	—
Capitalized internal-use software development costs	(2,323)	(2,017)
Net cash used in investing activities	(210,572)	(5,237)
Cash flows from financing activities
Proceeds from exercise of stock options	1,370	3,403
Taxes paid related to net share settlement of equity awards	(1,366)	(2,763)
Proceeds from Employee Stock Purchase Plan	6,804	4,687
Net cash provided by financing activities	6,808	5,327
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(821)	447
Net decrease in cash, cash equivalents, and restricted cash	(209,638)	(2,424)
Cash, cash equivalents, and restricted cash at beginning of period	449,680	442,348
Cash, cash equivalents, and restricted cash at end of period	$240,042	$439,924

Supplemental disclosures
Cash paid for income taxes	$68	$27
Right-of-use assets obtained in exchange for operating lease liabilities	4,464	—
Accrued purchases of property and equipment (including internal-use software)	789	1,505
Share-based compensation expense capitalized in internal-use software development costs	748	384
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2022 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 25, 2022.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, Australia, Germany, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of results to be expected for the full year ending January 31, 2023, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations.
Restricted cash
Restricted cash was $0.4 million and $0.6 million as of April 30, 2022 and January 31, 2022, respectively, primarily related to Australian employee contributions to our 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	April 30,
	2022	2021
Cash and cash equivalents	$239,683	$439,656
Restricted cash included in prepaid expenses and other current assets	343	250
Restricted cash	16	18
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$240,042	$439,924
Short-term investments
The Company’s short-term investments primarily consist of U.S. Treasury securities, corporate bonds, and commercial paper that have original maturities greater than three months at the time of purchase. These investments are classified as available-for-sale securities and we reevaluate such classification as of each balance sheet date. We consider all investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in our condensed consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not more likely than not be required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in other income (expense), net in the condensed consolidated statements of operations when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
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
Internal-use software costs of $2.6 million and $1.8 million were capitalized in the three months ended April 30, 2022 and 2021, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.9 million and $1.2 million for the three months ended April 30, 2022 and 2021, respectively.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customer represented more than 10% of accounts receivable as of April 30, 2022 or January 31, 2022. No individual customer represented more than 10% of revenue for the three months ended April 30, 2022 or 2021.
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

3. Revenue from Contracts with Customers
During the three months ended April 30, 2022 and 2021, the Company recognized $131.0 million and $87.0 million of subscription revenue, respectively, and $3.7 million and $3.6 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
As of April 30, 2022, approximately $401.0 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $394.5 million related to subscription services and $6.5 million related to professional services. Approximately 91% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.

4. Deferred Commissions
Deferred commissions were $94.1 million as of April 30, 2022 and $91.3 million as of January 31, 2022.
Amortization expense for deferred commissions was $13.1 million and $9.2 million for the three months ended April 30, 2022 and 2021, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss	$(70,457)	$(37,072)
Denominator:
Weighted-average common shares outstanding	128,519	124,110
Net loss per share, basic and diluted	$(0.55)	$(0.30)
The following outstanding shares of common stock equivalents (in thousands) as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	April 30,
	2022	2021
Shares subject to outstanding common stock awards	11,569	12,050
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	216	54
Total potentially dilutive shares	11,785	12,104

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of April 30, 2022. The following table presents the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments as of April 30, 2022 (in thousands):

	April 30, 2022
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$161,162	$—	$—	$161,162
Corporate bonds	9,526	—	—	9,526
Total cash equivalents	170,688	—	—	170,688
Short-term investments:
Corporate bonds	67,092	—	(266)	66,826
U.S. Treasury securities	97,474	2	(78)	97,398
Commercial paper	42,757	—	—	42,757
Total short-term investments	207,323	2	(344)	206,981
Total	$378,011	$2	$(344)	$377,669
*Excludes interest receivable of $0.5 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
We do not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three months ended April 30, 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the short-term investments held as of April 30, 2022 were in a continuous unrealized loss position for greater than 12 months. There were no realized gains or losses during the three months ended April 30, 2022.
The following table presents the contractual maturities of the Company’s short-term investments as of April 30, 2022 (in thousands):

	April 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$184,237	$184,027
Due between one to five years	23,086	22,954
Total	$207,323	$206,981
As of January 31, 2022, the Company did not hold any available-for-sale securities.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$161,162	$—	$—	$161,162
Corporate bonds	—	9,526	—	9,526
Total cash equivalents	161,162	9,526	0	170,688
Short-term investments:
Corporate bonds	—	66,826	—	66,826
U.S. Treasury securities	—	97,398	—	97,398
Commercial paper	—	42,757	—	42,757
Total short-term investments	—	206,981	—	206,981
Total assets	$161,162	$216,507	$—	$377,669

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,294	$—	$—	$378,294
Total assets	$378,294	$—	$—	$378,294
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three months ended April 30, 2022 and 2021.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2022.
The following table presents the components of net intangible assets (in thousands):

	April 30, 2022			January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(10,465)	$14,935	$25,400	$(9,195)	$16,205
Acquired customer relationships	32,150	(8,837)	23,313	32,150	(7,735)	24,415
Trade names	4,100	(823)	3,277	4,100	(711)	3,389
Patents	170	(129)	41	170	(127)	43
Domain name	44	—	44	44	—	44
Total	$61,864	$(20,254)	$41,610	$61,864	$(17,768)	$44,096
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	April 30, 2022		January 31, 2022
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$14,935	3.1	$16,205	3.3
Acquired customer relationships	23,313	5.3	24,415	5.5
Trade names	3,277	7.4	3,389	7.6
Total	$41,525	4.7	$44,009	4.9
Amortization expense related to intangible assets was $2.5 million in each of the three months ended April 30, 2022 and 2021. As of April 30, 2022, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2023	$7,456
Fiscal 2024	9,942
Fiscal 2025	8,740
Fiscal 2026	7,023
Fiscal 2027	4,858
Thereafter	3,547
Total	$41,566

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
The Company has issued restricted stock awards (“RSAs”) to certain Brandfolder employees subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs is dependent on continuous employment, these were not considered part of the purchase price in accounting for the September 2020 acquisition.
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
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2022	4,573,482	$20.87
Granted	3,744	52.72
Exercised	(284,137)	13.61
Forfeited or canceled	(31,735)	47.03
Outstanding at April 30, 2022	4,261,354	21.19
Exercisable at April 30, 2022	3,421,858	11.75

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2022:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2022	7,281,232	$60.95
Granted	1,142,315	53.60
Vested	(793,111)	56.48
Forfeited or canceled	(322,873)	59.42
Outstanding at April 30, 2022	7,307,563	60.37
Restricted stock awards
The following table includes a summary of the RSA activity during the three months ended April 30, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2022	56,288	$46.93
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at April 30, 2022	56,288	46.93
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.
Under our ESPP, eligible employees are able to acquire shares of our Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shares available for issuance
The following table includes a summary of the activity during the three months ended April 30, 2022 of our shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2022	15,067,025	4,040,430
Authorized	6,390,477	1,278,096
Granted	(1,146,059)	—
Forfeited or canceled	354,608	—
Balance at April 30, 2022	20,666,051	5,318,526
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
As of April 30, 2022, $8.9 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Cost of subscription revenue	$2,611	$1,495
Cost of professional services revenue	1,477	673
Research and development	15,615	8,307
Sales and marketing	14,745	8,656
General and administrative	9,452	4,728
Total share-based compensation expense	$43,900	$23,859
We have excluded $0.7 million and $0.4 million of capitalized software development costs from share-based compensation expense in the three months ended April 30, 2022 and 2021, respectively.

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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal, state, and certain foreign deferred tax assets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a provision for income taxes of $0.2 million and less than $0.1 million for the three months ended April 30, 2022 and 2021, respectively, primarily attributable to income taxes in foreign jurisdictions and state income taxes.

11. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Operating lease cost	$4,879	$4,532
Short-term lease cost	129	343
Variable lease cost	567	588
Total lease costs	$5,575	$5,463
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended April 30,
	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases*	$4,652	$4,100
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,464	$—

Weighted-average remaining lease term (in years):
Operating leases	4.9	6.0

Weighted-average discount rate:
Operating leases	4.9%	5.1%
*Includes cash paid for lease liability accretion of $0.9 million and $1.1 million for the three months ended April 30, 2022 and 2021, respectively.
As of April 30, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2023	$14,746
Fiscal 2024	20,115
Fiscal 2025	16,037
Fiscal 2026	13,298
Fiscal 2027	9,991
Thereafter	11,467
Total lease payments	85,654
Less: imputed interest	(9,176)
Total	$76,478

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. In December 2021, we paid $10.0 million as part of an overall settlement of these matters. We do not expect any additional losses related to this case that would have a material impact on our financial position, results of operations, or cash flows.
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

13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue (in thousands) by geographic area:

	Three Months Ended April 30,
	2022	2021
United States	$139,694	$96,403
EMEA	15,285	11,061
Asia Pacific	6,534	4,454
Americas other than the United States	6,797	5,164
Total	$168,310	$117,082
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	April 30, 2022	January 31, 2022
United States	$76,948	$79,278
EMEA	7,320	3,828
Asia Pacific	789	1,153
Americas other than the United States	50	28
Total	$85,107	$84,287
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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

Impact of COVID-19
The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The extent to which COVID-19 may impact our financial conditions or result of operations in future periods remains uncertain. However, the transition to a digital-first world has emphasized the importance of cloud-based work management solutions such as our own, and the need to reimagine the way employees engage with each other and customers. We continue to prioritize the health and safety of our employees, customers, and community. As of April 30, 2022, our offices have remained open in accordance with applicable regional guidance and remote work options are available to the majority of our employees. We continue to host many employee and customer activities and events virtually, and, where it is safe to do so, we have resumed some in-person activities and events. As health and safety conditions allow, we expect to increase in-person activities and events in fiscal year 2023, which will increase marketing and travel costs from prior year levels. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Refer to Part II, Item 1A, Risk Factors for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	April 30, 2022
	2022	2021
Average annualized contract value per domain-based customer	$7,210	$5,461
Dollar-based net retention rate for all customers (trailing 12 months)	133%	125%
Customers with annualized contract values (“ACV”) of $100 thousand or more	1,108	661
Customers with ACV of $50 thousand or more	2,516	1,674
Customers with ACV of $5 thousand or more	15,879	12,655
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, and related benefits, third-party hosting fees, amortization of capitalized software, software-related costs, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, and costs related to technical support services.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related expenses, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as our revenue mix fluctuates, and as a result of the timing and amount of investments to expand our hosting capacity, our continued building of application support and professional services teams, and increased share-based compensation expense. While we continue to build our technology to expand to newer markets and geographies, we expect our gross margin to decline moderately.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, software-related costs, costs of outside services used to supplement our internal staff, and allocated overhead. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.

Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, travel-related expenses, costs of outside services used to supplement our internal staff, software-related costs, amortization of acquisition-related intangibles, and amortization of capitalized software. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in employee-related costs, brand awareness, and demand generation costs. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include costs of outside services to supplement our internal staff, software-related costs, allocated overhead, certain tax, license, and insurance-related expenses, non-personnel costs, such as accounting and legal costs, bank charges, and bad debt expense. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Revenue
Subscription	$155,276	$108,013
Professional services	13,034	9,069
Total revenue	168,310	117,082
Cost of revenue
Subscription(1)	25,138	18,563
Professional services(1)	12,020	8,009
Total cost of revenue	37,158	26,572
Gross profit	131,152	90,510
Operating expenses
Research and development(1)	52,519	36,474
Sales and marketing(1)	115,391	71,379
General and administrative(1)	33,044	21,018
Total operating expenses	200,954	128,871
Loss from operations	(69,802)	(38,361)
Interest income	388	11
Other income (expense), net	(828)	1,327
Loss before income tax provision	(70,242)	(37,023)
Income tax provision	215	49
Net loss	$(70,457)	$(37,072)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Cost of subscription revenue	$2,611	$1,495
Cost of professional services revenue	1,477	673
Research and development	15,615	8,307
Sales and marketing	14,745	8,656
General and administrative	9,452	4,728
Total share-based compensation expense	$43,900	$23,859

	Three Months Ended April 30,
	2022	2021
Revenue
Subscription	92%	92%
Professional services	8	8
Total revenue	100	100
Cost of revenue
Subscription	15	16
Professional services	7	7
Total cost of revenue	22	23
Gross profit	78	77
Operating expenses
Research and development	31	31
Sales and marketing	69	61
General and administrative	20	18
Total operating expenses	119	110
Loss from operations	(41)	(33)
Interest income	—	—
Other income (expense), net	—	1
Loss before income tax provision	(42)	(32)
Income tax provision	—	—
Net loss	(42)%	(32)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$155,276	$108,013	$47,263	44%
Professional services	13,034	9,069	3,965	44%
Total revenue	$168,310	$117,082	$51,228	44%
Percentage of total revenue
Subscription revenue	92%	92%
Professional services revenue	8%	8%
During the three months ended April 30, 2022, as compared to the three months ended April 30, 2021, total subscription revenue increased by $47.3 million, or 44%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $27.9 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $19.4 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$25,138	$18,563	$6,575	35%
Professional services	12,020	8,009	4,011	50%
Total cost of revenue	$37,158	$26,572	$10,586	40%
Gross profit	$131,152	$90,510	$40,642	45%
Gross margin
Subscription	84%	83%
Professional services	8%	12%
Total gross margin	78%	77%
Cost of subscription revenue increased $6.6 million, or 35%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $3.4 million in employee-related expenses due to increased headcount, of which $1.2 million was related to share-based compensation expense, an increase of $1.9 million in hosting fees, an increase of $0.9 million in amortization of capitalized software, an increase of $0.4 million in software-related costs, and an increase of $0.2 million in credit card processing fees. This was partially offset by a decrease of $0.2 million in costs of outside services to supplement our internal staff.
Our gross margin for subscription revenue was 84% and 83% for the three months ended April 30, 2022 and 2021, respectively. The increase in gross margin during the three months ended April 30, 2022 was driven primarily by decreases in costs of outside services to supplement our internal staff and costs of Connectors with third-party applications, and an increase in subscription revenue that outpaced the related increase in credit card fees.
Cost of professional services increased $4.0 million, or 50%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $2.9 million in employee-related expenses, of which $0.8 million was related to share-based compensation expense, an increase of $1.0 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million in travel-related costs.
Our gross margin for professional services was 8% and 12% for the three months ended April 30, 2022 and 2021, respectively. The decrease in gross margin during the three months ended April 30, 2022 was driven primarily by an increase in personnel expenses that outpaced the related increase in professional services revenue and increased utilization of third-party service providers to supplement our internal staff in delivering revenue-generating consulting arrangements.
Research and development expenses

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$52,519	$36,474	$16,045	44%
Percentage of total revenue	31%	31%

Research and development expenses increased $16.0 million, or 44%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $13.2 million in employee-related expenses due to increased headcount, of which $7.2 million was related to share-based compensation expense, an increase of $1.7 million in software-related costs, and an increase of $1.2 million in costs of outside services to supplement our internal staff. This was partially offset by a decrease of $0.2 million in allocated overhead.
Sales and marketing expenses

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$115,391	$71,379	$44,012	62%
Percentage of total revenue	69%	61%
Sales and marketing expenses increased $44.0 million, or 62%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to an increase of $25.9 million in employee-related expenses due to increased headcount, of which $6.1 million related to share-based compensation expense, an increase of $11.7 million in brand awareness and demand generation costs, an increase of $2.7 million in travel-related costs, an increase of $2.2 million in costs of outside services used to supplement our internal staff, an increase of $1.2 million in software-related costs, and an increase of $0.4 allocated overhead costs. This was partially offset by a decrease of $0.1 million in amortization of capitalized software.
General and administrative expenses

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$33,044	$21,018	$12,026	57%
Percentage of total revenue	20%	18%
General and administrative expenses increased $12.0 million, or 57%, for the three months ended April 30, 2022 compared to the three months ended April 30, 2021. This was driven by an increase of $10.0 million in employee-related expenses due to increased headcount, of which $4.7 million related to share-based compensation expense, an increase of $0.6 million in software-related costs, an increase of $0.5 million in legal costs, an increase of $0.5 million in costs related to taxes, licenses, and insurance, an increase of $0.3 million in costs of outside services to supplement our internal staff, an increase of $0.2 million in travel-related costs, an increase of $0.2 million in allocated overhead costs, and an increase of $0.2 million in accounting, internal control, and tax related costs. This was partially offset by a decrease of $0.6 million in bad debt expense.
Other income (expense), net

	Three Months Ended April 30,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$(828)	$1,327	$(2,155)	*N/M
Percentage of total revenue	—%	1%
*N/M = Not meaningful
For the three months ended April 30, 2022 compared to the three months ended April 30, 2021, the change in other income (expense), net was driven by a net increase of $1.1 million in other expense primarily due to a $0.9 million increase in unrealized foreign currency loss. Additionally, there was a decrease in other income of $1.1 million primarily driven by an acquisition-related gain contingency which was resolved in the comparative period.

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

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Gross profit	$131,152	$90,510
Add:
Share-based compensation expense(1)	4,393	2,168
Amortization of acquisition-related intangible assets(2)	1,270	1,270
Non-GAAP gross profit	$136,815	$93,948

Gross margin	78%	77%
Non-GAAP gross margin	81%	80%
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
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

	Three Months Ended April 30,
	2022	2021

	(dollars in thousands)
Loss from operations	$(69,802)	$(38,361)
Add:
Share-based compensation expense(1)	44,228	23,859
Amortization of acquisition-related intangible assets(2)	2,483	2,517
One-time acquisition costs	—	17
Non-GAAP operating loss	$(23,091)	$(11,968)

Operating margin	(41)%	(33)%
Non-GAAP operating margin	(14)%	(10)%
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
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

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net loss	$(70,457)	$(37,072)
Add:
Share-based compensation expense(1)	44,228	23,859
Amortization of acquisition-related intangible assets(2)	2,483	2,517
One-time acquisition costs	—	17
Non-GAAP net loss	$(23,746)	$(10,679)
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
(2) Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.
Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures. We use free cash flow in conjunction with traditional GAAP measures as part of our overall assessment of our liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our liquidity.

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(5,053)	$(2,961)
Less:
Purchases of property and equipment	(1,691)	(3,220)
Capitalized internal-use software development costs	(2,323)	(2,017)
Free cash flow	$(9,067)	$(8,198)
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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $3.5 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment, and other factors.

	Three Months Ended April 30,
	2022	2021

	(in thousands)
Total revenue	$168,310	$117,082
Add:
Deferred revenue (end of period)	346,423	239,667
Less:
Deferred revenue (beginning of period)	334,662	223,997
Calculated billings	$180,071	$132,752
Liquidity and Capital Resources
As of April 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $239.7 million and short-term investments totaling $207.0 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and our condensed consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations for the foreseeable future.

We finance our operations primarily through payments received from customers for subscriptions and professional services and net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of April 30, 2022, we had deferred revenue of $346.4 million, of which $344.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of April 30, 2022, we had fixed minimum lease payments of $85.7 million, of which $19.7 million is due in the next twelve months. Refer to Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of April 30, 2022, we had contractual obligations of $159.6 million, of which $41.1 million is due in the next twelve months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2022	2021
Net cash used in operating activities	$(5,053)	$(2,961)
Net cash used in investing activities	(210,572)	(5,237)
Net cash provided by financing activities	6,808	5,327
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(821)	447
Net decrease in cash, cash equivalents, and restricted cash	$(209,638)	$(2,424)
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
During the three months ended April 30, 2022, net cash used in operating activities was $5.1 million, driven by our net loss of $70.5 million, adjusted for non-cash charges of $67.5 million, and net cash outflows of $2.1 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, and non-cash operating lease costs. Fluctuations in operating assets and liabilities included a decrease in accounts receivable of $31.5 million, an increase in deferred commissions of $15.9 million, an increase in prepaid expenses and other current assets of $13.1 million, a decrease in accounts payable and accrued expenses of $12.5 million, an increase in deferred revenue of $11.8 million, and a decrease in operating lease liabilities of $3.9 million.
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
Investing activities
Net cash used in investing activities during the three months ended April 30, 2022 of $210.6 million consisted of purchases of short-term investments of $207.3 million, spend on capitalized internal-use software development of $2.3 million, purchases of property and equipment of $1.7 million, proceeds from the liquidation of an investment of $0.6 million, and proceeds from the sale of property equipment of $0.1 million.
Net cash used in investing activities during the three months ended April 30, 2021 of $5.2 million consisted of purchases of property and equipment of $3.2 million and spend on capitalized internal-use software development of $2.0 million.

Financing activities
Net cash provided by financing activities during the three months ended April 30, 2022 of $6.8 million was primarily due to $6.8 million in proceeds from our ESPP and $1.4 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $1.4 million.
Net cash provided by financing activities during the three months ended April 30, 2021 of $5.3 million was primarily due to $4.7 million in proceeds from our ESPP and $3.4 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $2.8 million.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. There are no indemnification claims that we are aware of at this time that could have a material adverse effect on our condensed consolidated financial statements.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies during the three months ended April 30, 2022 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $446.7 million as of April 30, 2022, of which $408.7 million was invested in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
Our cash equivalents and our short-term investments are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As our short-term investments are classified as available-for-sale, no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related, no losses in such investments are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity, or we otherwise determine that all or a portion of the decline in fair value is due to credit related factors.
As of April 30, 2022, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of April 30, 2022.
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
•Our sales cycle may become longer, more complex, and more expensive as we continue to target enterprise and government customers, which could harm our business or results.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, Citrix, ClickUp, Monday.com, Planview, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Adobe, Google, and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe owns Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
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
If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers’ needs, then we may be subject to liabilities and our operating results may be harmed.

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
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $70.5 million and $37.1 million during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022, we had an accumulated deficit of $613.0 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2016 to April 30, 2022 we grew from 274 employees to 2,938 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth and complexity effectively.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $52.5 million and $36.5 million during the three months ended April 30, 2022 and 2021, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
•political instability, uncertainty, or change, such as that caused by and occurring with the United Kingdom’s departure from the European Union (“Brexit”);
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
Public company director and officer liability insurance is expensive, and we have been, and likely will continue to be, required to incur higher costs to obtain and maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in April 2018 at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.65 through May 31, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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

•other events or factors, including those resulting from wars and conflicts, incidents of terrorism, public health concerns or epidemics, or responses to the foregoing events;
•sales of our Class A common stock held by our large institutional shareholders; and
•sales of additional shares of our Class A common stock by us, our directors and executive officers, or our other shareholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In particular, the stock markets have been volatile in response to the COVID-19 pandemic, the Russia/Ukraine conflict, macroeconomic conditions such as inflation and adjustments to interest rates, and for companies in the technology industry generally; extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 filed with the SEC on March 25, 2022 titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
We receive, store, and process personal information and other data from and about customers, our employees, partners, and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information), and personal financial information. Our handling of data is thus subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”), and various state, local, and foreign agencies and other authorities. Our data handling also is subject to contractual obligations and industry standards.
We have internal policies and publicly posted documentation regarding our collection, processing, use, disclosure, deletion, and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or face allegations of having failed to do so. The publication of our privacy practices and other documentation that provide commitments about data privacy and security can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition, and operating results.
The U.S. federal government and various state and foreign governments and regulatory bodies have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws, regulations, and agency rules and opinions apply to the collection, processing, disclosure, and security of certain types of data, including:

•The Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act (“GLBA”), the Health Insurance Portability and Accountability Act (“HIPAA”), and various state laws relating to privacy and data security. As an example, HIPAA imposes mandatory contractual terms and other obligations with respect to safeguarding the privacy, security, and transmission of protected health information. We may function as a HIPAA business associate for certain populations of our customers and, as such, are subject to applicable privacy and data security requirements. Failure to comply with HIPAA can result in significant civil monetary penalties and, in certain circumstances, criminal penalties.
•Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the CPRA, recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and goes into effect and fully supersedes CCPA on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. For example, the CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. Virginia enacted the VCDA and Colorado enacted the CDA, respectively, which have similar requirements and obligations to the CCPA. Similarly, the Connecticut Data Privacy Act takes effect on July 1, 2023.
Internationally, many countries have established their own data privacy and security legal framework with which we, our customers, and our partners may need to comply. For example, in Europe, the GDPR took effect on May 25, 2018, and contains numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom and our products and services being offered in the European Union and the United Kingdom, we are subject to the GDPR, UK GDPR, and UK Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the European Union or U.K. (as applicable) to a “third country,” including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the United Kingdom to the United States. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to U.S. entities who had self-certified under the Privacy Shield Framework. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EU Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and contractual provisions that may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit the applicable transfer. To safeguard data transfers from the EEA to other jurisdictions, including the United States, we currently utilize standard contractual clauses approved by the EU Commission.

The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021 and existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. Where we continue to rely on standard contractual clauses, we will need to complete our transition to the revised standard contractual clauses in relation to relevant existing contracts (including with vendors and customers), within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.
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
We expect that new laws, regulations and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications, and information security in the United States, the EU, and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards and other obligations, or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our customer base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data or additional requirements for the express or implied consent of our customers, partners, or end consumers for the use and disclosure of such information could require us to incur additional costs or modify our products and solutions, possibly in a material manner, and could limit our ability to develop new functionality.
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
Additionally, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR), litigation, fines and penalties, or adverse publicity, and could cause our customers and partners to lose trust in us, which could have an adverse effect on our reputation and business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and services and could harm our business.
U.S. federal, state, and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices regarding Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations could also require us to modify our platform in order to maintain compliance. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or for commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications, or reduce demand for Internet-based services and platforms such as ours.

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
Any breach of applicable FAR clauses or violation of the FCPA or the laws underlying the applicable FAR clauses, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our products and services may be subject to U.S. export controls, including U.S. Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, and we incorporate encryption technology into certain features. U.S. export controls may require submissions classifying our products and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization or licenses for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services or, in some cases, prevent the use of our products and services in some countries or regions altogether. If we fail to comply with such regulations we may be subject to criminal and civil penalties.
Furthermore, economic sanctions prohibit the distribution of certain products and the provisioning of technology and services to countries, governments, and persons identified by government sanction programs, including trade sanctions regulations maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control. If we fail to comply with such economic sanctions or fail to maintain controls sufficient to monitor our compliance on an ongoing basis, we may suffer reputational harm and the government may fine or impose other penalties on us, including a denial of certain export privileges or civil penalties. While our controls and policies are designed to prevent the use of certain products and services in sanctioned countries, or by governments or persons identified by government sanction programs, we may not be able to prevent such distribution or use from occurring, and these controls may not be fully effective. Additionally, trade sanctions and similar regulations may experience periods of rapid and complex change, and we may experience difficulties or delays implementing updated compliance protocols.
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
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, human resources, finance and accounting, legal, and compliance. From time to time, there may be changes in our senior management team resulting from the hiring, promotion or departure of executives, which could disrupt our business. Further, if any of our senior management team becomes subject to significant illness, including related to COVID-19, they may be unable to provide leadership and contributions at pre-existing levels until fully recovered.
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

The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with such parties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security and privacy obligations, and regulatory compliance requirements. If we fail to meet such commitments or if our customers notify us of an alleged contract breach, make claims for damages arising from their use of our platform, or otherwise dispute any provision under our contracts, the resolution of any such failures, disputes, or claims in a manner adverse to us could negatively affect our operating results. Even the existence of such issues, or resolution in a manner favorable to us could negatively affect our operating results due to the loss of customer goodwill, termination of revenue-generating contracts, or the costs associated with defending or enforcing our contractual rights.
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
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced from time to time, and may currently be experiencing, cyclical downturns resulting in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, increased inflation rates, and other difficulties that may affect one or more of the industries to which we sell subscriptions and services. Further, our operations expose us to risks associated with public health crises, such as the COVID-19 pandemic, which could harm our business and cause our operating results to suffer. COVID-19 and other global events have created significant worldwide operational and economic volatility, uncertainty, and disruption, and the extent to which these events, including COVID-19’s transition from pandemic to an endemic disease, will adversely impact our business in the future is highly uncertain, rapidly changing, and cannot be accurately predicted.
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
Political developments, wars and conflicts, government shutdowns in the United States, Brexit and other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. Such conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict, and any laws, sanctions, or regulations resulting therefrom, may impact our ability to do business in those or other jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area. As we monitor developments we may adjust our business plans in compliance with applicable law, sanctions, regulations, and as necessary to support our customers and employees.

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
There is an increasing focus from certain investors, employees, and other stakeholders on corporate responsibility, specifically related to environmental, social, and governance factors. In addition, the SEC has proposed additional disclosure requirements regarding such factors, including the impact our business has on the environment. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recent proposals, which would require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing any newly required disclosures. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead of with us. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.
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
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
10.1	Amendments to Bank of America Building Office Lease by and between the Registrant and Bellevue Place Office, LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 7, 2022

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 7, 2022