Form 10-Q
period 2022-07-31
SMARTSHEET INC
filed 2022-09-07
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-38464

Smartsheet Inc.
(Exact name of Registrant as specified in its charter)

Washington		20-2954357
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 108th Ave NE, Suite 200
Bellevue,	WA	98004
(Address of principal executive offices)		(Zip Code)

(844)	324-2360
Registrant’s telephone number, including area code

10500 NE 8th Street, Suite 1300
Bellevue,	WA
98004
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, no par value per share	SMAR	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 31, 2022, there were 130,600,188 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2022

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Subscription	$173,533	$121,110	$328,809	$229,123
Professional services	13,158	10,626	26,192	19,695
Total revenue	186,691	131,736	355,001	248,818
Cost of revenue
Subscription	27,722	18,339	52,860	36,902
Professional services	12,829	9,127	24,849	17,136
Total cost of revenue	40,551	27,466	77,709	54,038
Gross profit	146,140	104,270	277,292	194,780
Operating expenses
Research and development	53,784	39,079	106,303	75,553
Sales and marketing	124,015	77,120	239,406	148,499
General and administrative	33,200	31,621	66,244	52,639
Total operating expenses	210,999	147,820	411,953	276,691
Loss from operations	(64,859)	(43,550)	(134,661)	(81,911)
Interest income	1,281	12	1,669	23
Other income (expense), net	1,624	(564)	796	763
Loss before income tax provision	(61,954)	(44,102)	(132,196)	(81,125)
Income tax provision	359	66	574	115
Net loss	$(62,313)	$(44,168)	$(132,770)	$(81,240)
Net loss per share, basic and diluted	$(0.48)	$(0.35)	$(1.03)	$(0.65)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	129,645	125,210	129,091	124,669
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(62,313)	$(44,168)	$(132,770)	$(81,240)
Other comprehensive loss
Net unrealized losses on available-for-sale securities	(61)	—	(403)	—
Comprehensive loss	$(62,374)	$(44,168)	$(133,173)	$(81,240)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$227,370	$449,074
Short-term investments	228,294	—
Accounts receivable, net of allowances of $5,167 and $7,561, respectively	130,799	151,138
Prepaid expenses and other current assets	37,256	34,390
Total current assets	623,719	634,602
Restricted cash	17	17
Deferred commissions	100,738	91,312
Property and equipment, net	38,584	36,835
Operating lease right-of-use assets	63,619	67,171
Intangible assets, net	39,125	44,096
Goodwill	125,605	125,605
Other long-term assets	2,842	3,194
Total assets	$994,249	$1,002,832
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,522	$1,506
Accrued compensation and related benefits	54,115	66,744
Other accrued liabilities	25,727	18,901
Operating lease liabilities, current	18,544	18,003
Deferred revenue	363,967	332,285
Total current liabilities	465,875	437,439
Operating lease liabilities, non-current	52,292	58,237
Deferred revenue, non-current	1,379	2,377
Total liabilities	519,546	498,053
Commitments and Contingencies (Note 12)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2022 and January 31, 2022	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 130,155,007 shares issued and outstanding as of July 31, 2022; 500,000,000 shares authorized, 127,809,525 shares issued and outstanding as of January 31, 2022	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of July 31, 2022; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2022	—	—
Additional paid-in capital	1,150,410	1,047,313
Accumulated other comprehensive loss	(403)	—
Accumulated deficit	(675,304)	(542,534)
Total shareholders’ equity	474,703	504,779
Total liabilities and shareholders’ equity	$994,249	$1,002,832
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended July 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2022	128,867,149	$—	$1,094,309	$(612,991)	$(342)	$480,976
Issuance of common stock under employee stock plans	1,287,858	—	10,762	—	—	10,762
Taxes paid related to net share settlement of equity awards	—	—	(1,147)	—	—	(1,147)
Share-based compensation expense	—	—	46,486	—	—	46,486
Comprehensive loss	—	—	—	—	(61)	(61)
Net loss	—	—	—	(62,313)	—	(62,313)
Balances as of July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703

	Three Months Ended July 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at April 30, 2021	124,610,729	$—	$932,019	$(408,509)	$—	$523,510
Issuance of common stock under employee stock plans	1,011,368	—	3,455	—	—	3,455
Taxes paid related to net share settlement of equity awards	—	—	(704)	—	—	(704)
Share-based compensation expense	—	—	29,055	—	—	29,055
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(44,168)	—	(44,168)
Balances as of July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$—	$511,148
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Six Months Ended July 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	2,345,482	—	14,476	—	—	14,476
Taxes paid related to net share settlement of equity awards	—	—	(2,513)	—	—	(2,513)
Share-based compensation expense	—	—	91,134	—	—	91,134
Comprehensive loss	—	—	—	—	(403)	(403)
Net loss	—	—	—	(132,770)	—	(132,770)
Balances as of July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703

	Six Months Ended July 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$—	$526,929
Issuance of common stock under employee stock plans	2,349,195	—	15,770	—	—	15,770
Taxes paid related to net share settlement of equity awards	—	—	(3,467)	—	—	(3,467)
Share-based compensation expense	—	—	53,156	—	—	53,156
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(81,240)	—	(81,240)
Balances as of July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$—	$511,148
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(132,770)	$(81,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	89,388	52,193
Depreciation and amortization	12,239	9,827
Amortization of deferred commission costs	27,567	19,734
Net amortization of premium or discount on investments	(402)	—
Unrealized foreign currency (gain) loss	423	222
Non-cash operating lease costs	7,905	7,396
Other	(1,587)	—
Changes in operating assets and liabilities:
Accounts receivable	20,357	11,522
Prepaid expenses and other current assets	(3,804)	(11,586)
Other long-term assets	(131)	64
Accounts payable	2,002	(974)
Other accrued liabilities	6,965	1,282
Accrued compensation and related benefits	(8,773)	3,267
Deferred commissions	(36,994)	(33,298)
Deferred revenue	30,653	26,828
Operating lease liabilities	(7,870)	(6,436)
Net cash provided by (used in) operating activities	5,168	(1,199)
Cash flows from investing activities
Purchases of short-term investments	(297,844)	—
Maturities of short-term investments	69,548	—
Purchases of property and equipment	(3,007)	(6,975)
Proceeds from sale of property and equipment	94	—
Proceeds from liquidation of an investment	622	—
Capitalized internal-use software development costs	(4,121)	(3,556)
Net cash used in investing activities	(234,708)	(10,531)
Cash flows from financing activities
Proceeds from exercise of stock options	3,649	7,085
Taxes paid related to net share settlement of equity awards	(2,513)	(3,467)
Proceeds from Employee Stock Purchase Plan	7,836	9,191
Net cash provided by financing activities	8,972	12,809
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,225)	(185)
Change in cash, cash equivalents, and restricted cash	(221,793)	894
Cash, cash equivalents, and restricted cash at beginning of period	449,680	442,348
Cash, cash equivalents, and restricted cash at end of period	$227,887	$443,242

Supplemental disclosures
Cash paid for income taxes	$191	$118
Right-of-use assets obtained in exchange for operating lease liabilities	4,464	—
Right-of-use asset reductions related to operating lease terminations	110	—
Accrued purchases of property and equipment (including internal-use software)	939	1,285
Share-based compensation expense capitalized in internal-use software development costs	1,747	963
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is the enterprise platform for dynamic work, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. Customers access their accounts via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
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
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, which are located in the United States, the United Kingdom, Germany, Australia, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of results to be expected for the full year ending January 31, 2023, or for any other interim period, or for any future year.
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
Restricted cash
Restricted cash was $0.5 million and $0.6 million as of July 31, 2022 and January 31, 2022, respectively, primarily related to Australian employee contributions to our 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	July 31,
	2022	2021
Cash and cash equivalents	$227,370	$442,801
Restricted cash included in prepaid expenses and other current assets	500	423
Restricted cash	17	18
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$227,887	$443,242
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
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not be more likely than not required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in other income (expense), net in the condensed consolidated statements of operations when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
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
Internal-use software costs of $3.1 million and $2.4 million were capitalized in the three months ended July 31, 2022 and 2021, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Internal-use software costs of $5.7 million and $4.2 million were capitalized in the six months ended July 31, 2022 and 2021, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $2.0 million and $1.3 million for the three months ended July 31, 2022 and 2021, respectively, and $3.9 million and $2.4 million for the six months ended July 31, 2022 and 2021, respectively.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customer represented more than 10% of accounts receivable as of July 31, 2022 or January 31, 2022. No individual customer represented more than 10% of revenue for the three and six months ended July 31, 2022 or 2021.
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

3. Revenue from Contracts with Customers
During the three months ended July 31, 2022 and 2021, the Company recognized $144.7 million and $99.1 million of subscription revenue, respectively, and $4.2 million and $4.2 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2022 and 2021, respectively.
During the six months ended July 31, 2022 and 2021, the Company recognized $230.8 million and $152.8 million of subscription revenue, respectively, and $4.2 million and $4.2 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
As of July 31, 2022, approximately $415.5 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $408.0 million related to subscription services and $7.5 million related to professional services. Approximately 93% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Deferred Commissions
Deferred commissions were $100.7 million as of July 31, 2022 and $91.3 million as of January 31, 2022.
Amortization expense for deferred commissions was $14.5 million and $10.5 million for the three months ended July 31, 2022 and 2021, respectively, and $27.6 million and $19.7 million for the six months ended July 31, 2022 and 2021, respectively. Deferred commissions are amortized over a period of three years and the amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(62,313)	$(44,168)	$(132,770)	$(81,240)
Denominator:
Weighted-average common shares outstanding	129,645	125,210	129,091	124,669
Net loss per share, basic and diluted	$(0.48)	$(0.35)	$(1.03)	$(0.65)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	July 31,
	2022	2021
Shares subject to outstanding common stock awards	11,799	11,315
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	53	143
Total potentially dilutive shares	11,852	11,458

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of July 31, 2022. The following table presents the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments as of July 31, 2022 (in thousands):

	July 31, 2022
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$150,350	$—	$—	$150,350
Total cash equivalents	150,350	—	—	150,350
Short-term investments:
Corporate bonds	69,100	36	(249)	68,887
U.S. Treasury securities	73,428	—	(190)	73,238
Commercial paper	86,169	—	—	86,169
Total short-term investments	228,697	36	(439)	228,294
Total	$379,047	$36	$(439)	$378,644
*Excludes interest receivable of $0.6 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
We do not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three and six months ended July 31, 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the short-term investments held as of July 31, 2022 were in a continuous unrealized loss position for greater than 12 months. There were no realized gains or losses during the three and six months ended July 31, 2022.
The following table presents the contractual maturities of the Company’s short-term investments as of July 31, 2022 (in thousands):

	July 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$201,120	$200,764
Due between one to five years	27,577	27,530
Total	$228,697	$228,294
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

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$150,350	$—	$—	$150,350
Total cash equivalents	150,350	—	—	150,350
Short-term investments:
Corporate bonds	—	68,887	—	68,887
U.S. Treasury securities	—	73,238	—	73,238
Commercial paper	—	86,169	—	86,169
Total short-term investments	—	228,294	—	228,294
Total assets	$150,350	$228,294	$—	$378,644

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,294	$—	$—	$378,294
Total assets	$378,294	$—	$—	$378,294
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and six months ended July 31, 2022 and 2021.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the six months ended July 31, 2022.
The following table presents the components of net intangible assets (in thousands):

	July 31, 2022			January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$25,400	$(11,735)	$13,665	$25,400	$(9,195)	$16,205
Acquired customer relationships	32,150	(9,939)	22,211	32,150	(7,735)	24,415
Trade names	4,100	(935)	3,165	4,100	(711)	3,389
Patents	170	(130)	40	170	(127)	43
Domain name	44	—	44	44	—	44
Total	$61,864	$(22,739)	$39,125	$61,864	$(17,768)	$44,096
The components of acquired intangible assets as of the periods presented were as follows (dollars in thousands):

	July 31, 2022		January 31, 2022
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$13,665	2.8	$16,205	3.3
Acquired customer relationships	22,211	5.0	24,415	5.5
Trade names	3,165	7.1	3,389	7.6
Total	$39,041	4.4	$44,009	4.9
Amortization expense related to intangible assets was $2.5 million in each of the three months ended July 31, 2022 and 2021, and $5.0 million in each of the six months ended July 31, 2022 and 2021. As of July 31, 2022, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2023	$4,971
Fiscal 2024	9,942
Fiscal 2025	8,740
Fiscal 2026	7,023
Fiscal 2027	4,858
Thereafter	3,547
Total	$39,081

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
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest based on continuous employment over three or four years. The RSAs are measured based on the grant date fair value of the awards and vest over a three-year period.
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2022	4,573,482	$20.87
Granted	3,744	52.72
Exercised	(541,941)	11.30
Forfeited or canceled	(96,125)	45.35
Outstanding at July 31, 2022	3,939,160	21.62
Exercisable at July 31, 2022	3,191,965	12.33

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2022:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2022	7,281,232	$60.95
Granted	2,770,073	45.49
Vested	(1,532,721)	55.68
Forfeited or canceled	(659,115)	58.62
Outstanding at July 31, 2022	7,859,469	56.74
Restricted stock awards
The following table includes a summary of the RSA activity during the six months ended July 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2022	56,288	$46.93
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at July 31, 2022	56,288	46.93
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shares available for issuance
The following table includes a summary of the activity during the six months ended July 31, 2022 of our shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2022	15,067,025	4,040,430
Authorized	6,390,477	1,278,096
Granted	(2,773,817)	(318,365)
Forfeited or canceled	755,240	—
Balance at July 31, 2022	19,438,925	5,000,161
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
As of July 31, 2022, $1.4 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of subscription revenue	$2,849	$1,602	$5,460	$3,097
Cost of professional services revenue	1,756	941	3,233	1,614
Research and development	15,974	10,024	31,589	18,331
Sales and marketing	16,707	10,315	31,452	18,971
General and administrative	8,202	5,751	17,654	10,479
Total share-based compensation expense	$45,488	$28,633	$89,388	$52,492
We have excluded $1.0 million and $0.6 million of capitalized software development costs from share-based compensation expense in the three months ended July 31, 2022 and 2021, respectively and $1.7 million and $1 million for the six months ended July 31, 2022 and 2021, respectively.

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a provision for income taxes of $0.4 million and $0.1 million for the three months ended July 31, 2022 and 2021, respectively, and $0.6 million and $0.1 million for the six months ended July 31, 2022 and 2021, respectively. Our provision is primarily attributable to income taxes in foreign jurisdictions and state income taxes.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The Company is in the process of evaluating the IRA, but does not expect it to have a material impact on the Company’s consolidated financial statements.

11. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Operating lease cost	$4,887	$4,666	$9,766	$9,198
Short-term lease cost	127	7	256	350
Variable lease cost	792	756	1,359	1,344
Total lease costs	$5,806	$5,429	$11,381	$10,892

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to operating leases was as follows (dollars in thousands):

	Six Months Ended July 31,
	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities*	$9,729	$8,583
Right-of-use assets obtained in exchange for operating lease obligations	4,464	—
Right-of-use asset reductions related to operating lease terminations	110	—
Other supplemental information:
Weighted-average remaining lease term (in years)	4.8	5.8
Weighted-average discount rate	4.9%	5.1%
*Includes cash paid for lease liability accretion of $1.8 million and $2.1 million for the six months ended July 31, 2022 and 2021, respectively.
As of July 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2023	$9,409
Fiscal 2024	19,181
Fiscal 2025	15,783
Fiscal 2026	13,281
Fiscal 2027	9,974
Thereafter	11,452
Total lease payments	79,080
Less: imputed interest	(8,244)
Total	$70,836

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$155,912	$108,149	$295,606	$204,552
EMEA	16,180	12,563	31,465	23,624
Asia Pacific	7,032	5,188	13,566	9,642
Americas other than the United States	7,567	5,836	14,364	11,000
Total	$186,691	$131,736	$355,001	$248,818
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	July 31, 2022	January 31, 2022
United States	$73,433	$79,278
EMEA	6,771	3,828
Asia Pacific	319	1,153
Americas other than the United States	106	28
Total	$80,629	$84,287
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.

14. Subsequent Events
On August 26, 2022, the Company entered into an Agreement and Plan of Merger to acquire 100% of the outstanding equity of On Brand Holdings, Inc. and its subsidiaries, collectively doing business as Outfit. The total purchase consideration for the acquisition of Outfit is estimated to be approximately $20.6 million, net of customary purchase price adjustments. The acquisition closed on September 1, 2022.

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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance, which provides components that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. Some components are available for standalone purchase, including Connectors, which provide data integration and automation to third-party applications, and premium applications such as Dynamic View, Data Shuttle, Control Center, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to intuitively store, customize, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website or through our sales force, starting a free trial, or working as a collaborator on a project.

Impact of COVID-19
The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The extent to which COVID-19 may impact our financial conditions or result of operations in future periods remains uncertain. However, the transition to a digital-first world has emphasized the importance of cloud-based work management solutions such as our own, and the need to reimagine the way employees engage with each other and customers. We continue to prioritize the health and safety of our employees, customers, and community. As of July 31, 2022, our offices have remained open in accordance with applicable regional guidance and remote work options are available to the majority of our employees. We continue to host many employee and customer activities and events virtually, and, where it is safe to do so, we have resumed some in-person activities and events. As health and safety conditions allow, we expect to increase in-person activities and events in fiscal year 2023, which will increase marketing and travel costs from prior year levels. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Refer to Part II, Item 1A, Risk Factors for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	July 31, 2022
	2022	2021
Average annualized contract value per domain-based customer	$7,557	$5,915
Dollar-based net retention rate for all customers (trailing 12 months)	131%	128%
Customers with annualized contract values (“ACV”) of $100 thousand or more	1,220	748
Customers with ACV of $50 thousand or more	2,738	1,856
Customers with ACV of $5 thousand or more	16,682	13,420
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, share-based compensation, and related benefits, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, travel-related expenses, and costs related to technical support services.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related expenses, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period. While we continue to build our technology to expand to newer markets and geographies, we expect our gross margin to decline moderately.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, software-related costs, allocated overhead, costs of outside services used to supplement our internal staff, and travel-related expenses. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.

Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, costs of outside services used to supplement our internal staff, travel-related expenses, software-related costs, amortization of acquisition-related intangibles, and amortization of capitalized software. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of three years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in employee-related costs, brand awareness, and demand generation costs. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include costs of outside services to supplement our internal staff, software-related costs, non-personnel costs, such as accounting and legal costs, allocated overhead, certain tax, license, and insurance-related expenses, amortization of capitalized software, bank charges, and bad debt expense. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to gradually decrease over the long-term as a percentage of total revenue due to economies of scale.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription	$173,533	$121,110	$328,809	$229,123
Professional services	13,158	10,626	26,192	19,695
Total revenue	186,691	131,736	355,001	248,818
Cost of revenue
Subscription(1)	27,722	18,339	52,860	36,902
Professional services(1)	12,829	9,127	24,849	17,136
Total cost of revenue	40,551	27,466	77,709	54,038
Gross profit	146,140	104,270	277,292	194,780
Operating expenses
Research and development(1)	53,784	39,079	106,303	75,553
Sales and marketing(1)	124,015	77,120	239,406	148,499
General and administrative(1)	33,200	31,621	66,244	52,639
Total operating expenses	210,999	147,820	411,953	276,691
Loss from operations	(64,859)	(43,550)	(134,661)	(81,911)
Interest income	1,281	12	1,669	23
Other income (expense), net	1,624	(564)	796	763
Loss before income tax provision	(61,954)	(44,102)	(132,196)	(81,125)
Income tax provision	359	66	574	115
Net loss	$(62,313)	$(44,168)	$(132,770)	$(81,240)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Cost of subscription revenue	$2,849	$1,602	$5,460	$3,097
Cost of professional services revenue	1,756	941	3,233	1,614
Research and development	15,974	10,024	31,589	18,331
Sales and marketing	16,707	10,315	31,452	18,971
General and administrative	8,202	5,751	17,654	10,479
Total share-based compensation expense	$45,488	$28,633	$89,388	$52,492

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Subscription	93%	92%	93%	92%
Professional services	7	8	7	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	15	14	15	15
Professional services	7	7	7	7
Total cost of revenue	22	21	22	22
Gross profit	78	79	78	78
Operating expenses
Research and development	29	30	30	30
Sales and marketing	66	59	67	60
General and administrative	18	24	19	21
Total operating expenses	113	112	116	111
Loss from operations	(35)	(33)	(38)	(33)
Interest income	1	—	—	—
Other income (expense), net	1	—	—	—
Loss before income tax provision	(33)	(33)	(37)	(33)
Income tax provision	—	—	—	—
Net loss	(33)%	(34)%	(37)%	(33)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$173,533	$121,110	$52,423	43%
Professional services	13,158	10,626	2,532	24%
Total revenue	$186,691	$131,736	$54,955	42%
Percentage of total revenue
Subscription revenue	93%	92%
Professional services revenue	7%	8%
During the three months ended July 31, 2022, as compared to the three months ended July 31, 2021, total subscription revenue increased by $52.4 million, or 43%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $30.4 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $22.0 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$27,722	$18,339	$9,383	51%
Professional services	12,829	9,127	3,702	41%
Total cost of revenue	$40,551	$27,466	$13,085	48%
Gross profit	$146,140	$104,270	$41,870	40%
Gross margin
Subscription	84%	85%
Professional services	3%	14%
Total gross margin	78%	79%
Cost of subscription revenue increased $9.4 million, or 51%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $4.7 million in employee-related expenses due to increased headcount, of which $1.4 million was related to share-based compensation expense, an increase of $2.6 million in hosting fees, an increase of $0.9 million in amortization of capitalized software, an increase of $0.8 million in software-related costs, an increase of $0.3 million in credit card processing fees, an increase of $0.2 million in costs of Connectors with third-party applications, and an increase of $0.1 million in both travel-related costs and allocated overhead. This was partially offset by a decrease of $0.2 million in costs related to technical support services and a decrease of $0.1 million in costs of outside services to supplement our internal staff.
Our gross margin for subscription revenue was 84% and 85% for the three months ended July 31, 2022 and 2021, respectively. The decrease in gross margin during the three months ended July 31, 2022 was driven primarily by an increase in personnel expenses that outpaced the related increase in subscription revenue.
Cost of professional services increased $3.7 million, or 41%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $2.7 million in employee-related expenses due to increased headcount, of which $0.9 million was related to share-based compensation expense, an increase of $1.0 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million in travel-related costs. This was partially offset by a decrease of $0.1 million in allocated overhead.
Our gross margin for professional services was 3% and 14% for the three months ended July 31, 2022 and 2021, respectively. The decrease in gross margin during the three months ended July 31, 2022 was driven primarily by an increase in personnel expenses and an increase in costs of outside services to supplement our internal staff that outpaced the related increase in services revenue.
Research and development expenses

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$53,784	$39,079	$14,705	38%
Percentage of total revenue	29%	30%

Research and development expenses increased $14.7 million, or 38%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $13.7 million in employee-related expenses due to increased headcount, of which $5.9 million was related to share-based compensation expense, an increase of $0.6 million in software-related costs, an increase of $0.3 million in travel-related costs, and an increase of $0.1 million in costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$124,015	$77,120	$46,895	61%
Percentage of total revenue	66%	59%
Sales and marketing expenses increased $46.9 million, or 61%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase was primarily due to an increase of $33.6 million in employee-related expenses due to increased headcount, of which $6.5 million related to share-based compensation expense, an increase of $6.0 million in brand awareness and demand generation costs, an increase of $3.0 million in costs of outside services used to supplement our internal staff, an increase of $2.5 million in travel-related costs, an increase of $1.3 million in software-related costs, and an increase of $0.6 million in allocated overhead costs. This was partially offset by a decrease of $0.1 million in amortization of capitalized software.
General and administrative expenses

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$33,200	$31,621	$1,579	5%
Percentage of total revenue	18%	24%
General and administrative expenses increased $1.6 million, or 5%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. This was driven by an increase of $8.3 million in employee-related expenses due to increased headcount, of which $2.4 million related to share-based compensation expense, an increase of $0.5 million in software-related costs, an increase of $0.2 million in travel-related costs, an increase of $0.1 million in allocated overhead costs, an increase of $0.1 million in costs related to taxes, licenses, and insurance, and an increase of $0.1 million in accounting, internal control, and tax related costs. This was partially offset by a decrease of $7.6 million in legal costs, and a decrease of $0.1 million in bad debt expense.
Interest Income

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$1,281	$12	$1,269	10,575%
Percentage of total revenue	1%	—%
For the three months ended July 31, 2022 compared to the three months ended July 31, 2021, the change in interest income was driven by an increase in interest income related to our short-term investments.

Other income (expense), net

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$1,624	$(564)	$2,188	*N/M
Percentage of total revenue	1%	—%
*N/M = Not meaningful
For the three months ended July 31, 2022 compared to the three months ended July 31, 2021, the change in other income (expense), net was driven by an increase in other income of $1.7 million primarily due to a gain related to the termination of an operating lease. Additionally, there was a decrease of $0.5 million in other expense primarily due to an unrealized foreign currency gain offset by a realized foreign currency loss.
Income tax provision

	Three Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision	$359	$66	$293	444%
Percentage of total revenue	—%	—%
For the three months ended July 31, 2022 compared to the three months ended July 31, 2021, the change in income tax provision was primarily driven by an increase in income taxes in foreign jurisdictions.
Comparison of the six months ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$328,809	$229,123	$99,686	44%
Professional services	26,192	19,695	6,497	33%
Total revenue	$355,001	$248,818	$106,183	43%
Percentage of total revenue
Subscription revenue	93%	92%
Professional services revenue	7%	8%
During the six months ended July 31, 2022, as compared to the six months ended July 31, 2021, total subscription revenue increased by $99.7 million, or 44%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $58.3 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $41.4 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$52,860	$36,902	$15,958	43%
Professional services	24,849	17,136	7,713	45%
Total cost of revenue	$77,709	$54,038	$23,671	44%
Gross profit	$277,292	$194,780	$82,512	42%
Gross margin
Subscription	84%	84%
Professional services	5%	13%
Total gross margin	78%	78%
Cost of subscription revenue increased $16.0 million, or 43%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $8.1 million in employee-related expenses due to increased headcount, of which $2.6 million was related to share-based compensation expense, an increase of $4.5 million in hosting fees, an increase of $1.9 million in amortization of capitalized software, an increase of $1.1 million in software-related costs, an increase of $0.4 million in credit card processing fees, an increase of $0.2 million in costs of Connectors with third-party applications, an increase of $0.1 million in travel-related costs, and an increase of $0.1 million in allocated overhead. This was partially offset by a decrease of $0.3 million in costs of outside services to supplement our internal staff and a decrease of $0.1 million in costs related to technical support services.
Our gross margin for subscription revenue was 84% for each of the six months ended July 31, 2022 and 2021.
Cost of professional services increased $7.7 million, or 45%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $5.6 million in employee-related expenses due to increased headcount, of which $1.7 million was related to share-based compensation expense, an increase of $2.0 million in costs of outside services to supplement our internal staff, and an increase of $0.2 million in travel-related costs. This was partially offset by a decrease of $0.1 million in allocated overhead costs.
Our gross margin for professional services was 5% and 13% for the six months ended July 31, 2022 and 2021, respectively. The decrease in gross margin during the six months ended July 31, 2022 was driven primarily by an increase in personnel expenses and an increase in costs of outside services to supplement our internal staff that outpaced the related increase in services revenue.
Research and development expenses

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$106,303	$75,553	$30,750	41%
Percentage of total revenue	30%	30%
Research and development expenses increased $30.8 million, or 41%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $26.9 million in employee-related expenses due to increased headcount, of which $13.3 million was related to share-based compensation expense, an increase of $2.3 million in software-related costs, an increase of $1.3 million in costs of outside services to supplement our internal staff, and an increase of $0.4 million in travel-related costs. This was partially offset by a decrease of $0.1 million in amortization of capitalized software.

Sales and marketing expenses

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$239,406	$148,499	$90,907	61%
Percentage of total revenue	67%	60%
Sales and marketing expenses increased $90.9 million, or 61%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase was primarily due to an increase of $59.5 million in employee-related expenses due to increased headcount, of which $12.5 million related to share-based compensation expense, an increase of $17.7 million in brand awareness and demand generation costs, an increase of $5.2 million in travel-related costs, an increase of $5.1 million in costs of outside services used to supplement our internal staff, an increase of $2.6 million in software-related costs, and an increase of $1.0 million in allocated overhead costs. This was partially offset by a decrease of $0.2 million in amortization of capitalized software.
General and administrative expenses

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$66,244	$52,639	$13,605	26%
Percentage of total revenue	19%	21%
General and administrative expenses increased $13.6 million, or 26%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. This was driven by an increase of $18.4 million in employee-related expenses due to increased headcount, of which $7.1 million related to share-based compensation expense, an increase of $1.0 million in software-related costs, increase of $1.0 million in costs of outside services to supplement our internal staff, an increase of $0.6 million in costs related to taxes, licenses, and insurance, an increase of $0.4 million in allocated overhead cost, an increase of $0.4 million in travel-related costs, and an increase of $0.3 million in accounting, internal control, and tax related costs. This was partially offset by a decrease of $7.8 million in legal costs and a decrease of $0.7 million in bad debt expense.
Interest Income

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$1,669	$23	$1,646	7,157%
Percentage of total revenue	—%	—%
For the six months ended July 31, 2022 compared to the six months ended July 31, 2021, the change in interest income was driven by an increase in interest income related to our short-term investments.
Other income (expense), net

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$796	$763	$33	4%
Percentage of total revenue	—%	—%

For the six months ended July 31, 2022 compared to the six months ended July 31, 2021, the change in other income (expense), net was driven by an increase in other income of $0.5 million primarily due to a gain related to the termination of an operating lease. This was offset by an increase in other expense of $0.5 million primarily due to a realized foreign currency loss.
Income tax provision

	Six Months Ended July 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision	$574	$115	$459	399%
Percentage of total revenue	—%	—%
For the six months ended July 31, 2022 compared to the six months ended July 31, 2021, the change in income tax provision was primarily driven by an increase in income taxes in foreign jurisdictions.

Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use non-GAAP financial measures in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. We believe that non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance, and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial measures presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(dollars in thousands)
Gross profit	$146,140	$104,270	$277,292	$194,780
Add:
Share-based compensation expense(1)	4,931	2,543	9,324	4,711
Amortization of acquisition-related intangible assets(2)	1,270	1,270	2,540	2,540
Non-GAAP gross profit	$152,341	$108,083	$289,156	$202,031

Gross margin	78%	79%	78%	78%
Non-GAAP gross margin	82%	82%	81%	81%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(dollars in thousands)
Loss from operations	$(64,859)	$(43,550)	$(134,661)	$(81,911)
Add:
Share-based compensation expense(1)	45,836	28,633	90,064	52,492
Amortization of acquisition-related intangible assets(2)	2,484	2,517	4,967	5,034
One-time acquisition costs	461	—	461	17
Litigation expenses and settlements(3)	—	7,250	—	7,250
Non-GAAP operating loss	$(16,078)	$(5,150)	$(39,169)	$(17,118)

Operating margin	(35)%	(33)%	(38)%	(33)%
Non-GAAP operating margin	(9)%	(4)%	(11)%	(7)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(62,313)	$(44,168)	$(132,770)	$(81,240)
Add:
Share-based compensation expense(1)	45,836	28,633	90,064	52,492
Amortization of acquisition-related intangible assets(2)	2,484	2,517	4,967	5,034
One-time acquisition costs	461	—	461	17
Litigation expenses and settlements(3)	—	7,250	—	7,250
Non-GAAP net loss	$(13,532)	$(5,768)	$(37,278)	$(16,447)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$10,221	$1,762	$5,168	$(1,199)
Less:
Purchases of property and equipment	(1,316)	(3,755)	(3,007)	(6,975)
Capitalized internal-use software development costs	(1,798)	(1,539)	(4,121)	(3,556)
Free cash flow	$7,107	$(3,532)	$(1,960)	$(11,730)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	(in thousands)
Total revenue	$186,691	$131,736	$355,001	$248,818
Add:
Deferred revenue (end of period)	365,346	250,826	365,346	250,826
Less:
Deferred revenue (beginning of period)	346,423	239,667	334,662	223,997
Calculated billings	$205,614	$142,895	$385,685	$275,647

Liquidity and Capital Resources
As of July 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $227.4 million and short-term investments totaling $228.3 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and our condensed consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future.
We finance our operations primarily through payments received from customers for subscriptions and professional services and net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of July 31, 2022, we had deferred revenue of $365.3 million, of which $364.0 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of July 31, 2022, we had fixed minimum lease payments of $79.1 million, of which $18.9 million is due in the next twelve months. Refer to Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases.

Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of July 31, 2022, we had material contractual obligations of $158.7 million, of which $40.2 million is due in the next twelve months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
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
Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2022	2021
Net cash provided by (used in) operating activities	$5,168	$(1,199)
Net cash used in investing activities	(234,708)	(10,531)
Net cash provided by financing activities	8,972	12,809
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(1,225)	(185)
Change in cash, cash equivalents, and restricted cash	$(221,793)	$894
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
During the six months ended July 31, 2022, net cash provided by operating activities was $5.2 million, driven by our net loss of $132.8 million, adjusted for non-cash charges of $135.5 million, and net cash inflows of $2.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, non-cash operating lease costs, and various other non-cash operating activities. Fluctuations in operating assets and liabilities primarily included an increase in deferred commissions of $37.0 million, an increase in deferred revenue of $30.7 million, a decrease in accounts receivable of $20.4 million, a decrease in operating lease liabilities of $7.9 million, an increase in prepaid expenses and other current assets of $3.8 million, and an increase in accounts payable and accrued expenses of $0.2 million.

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
Investing activities
Net cash used in investing activities during the six months ended July 31, 2022 of $234.7 million consisted of purchases of short-term investments of $297.8 million, spend on capitalized internal-use software development of $4.1 million, and purchases of property and equipment of $3.0 million. This was partially offset by maturities of short-term investments of $69.5 million, proceeds from the liquidation of an investment of $0.6 million, and proceeds from the sale of property and equipment of $0.1 million.
Net cash used in investing activities during the six months ended July 31, 2021 of $10.5 million consisted of purchases of property and equipment of $7.0 million and spend on capitalized internal-use software development of $3.6 million.
Financing activities
Net cash provided by financing activities during the six months ended July 31, 2022 of $9.0 million was primarily due to $7.8 million in proceeds from our ESPP and $3.6 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $2.5 million.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies during the six months ended July 31, 2022 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $455.7 million as of July 31, 2022, of which $413.8 million was invested in money market funds, U.S. Treasury securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2022, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of July 31, 2022.
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
•Our growth depends on the expansion and effectiveness of our sales force domestically and internationally, and the failure to do so may harm our business and results.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen events and their ongoing effects, sharp increases in inflation rates, or sudden market changes. Even if these addressable markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
Cyber Threats have been increasing in frequency and sophistication globally, and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored actors and organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, individuals, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against Cyber Threats. Attackers initiating Cyber Threats may be more sophisticated than we are and may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threats against us may not be discovered in a timely fashion or at all, and the impact of vulnerabilities may be exacerbated the longer such vulnerabilities persist or remain undetected. While we utilize security measures and architecture designed to protect the integrity of our platform and corporate information technology environment, we remain subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving Cyber Threat landscape.

Moreover, beginning as a result of the COVID-19 pandemic, our employees, service providers and third parties work more frequently on a remote basis, which may involve relying on less secure systems and may increase the risk of cybersecurity related incidents and susceptibility to Cyber Threats. We cannot guarantee that these remote work environments and electronic connections to our work environment and information technology systems have the same robust security measures as those deployed in our physical offices.
Further, our ability to monitor the data security of our service providers and vendors is limited, and Cyber Threats initiated by third parties may successfully circumvent our service providers’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain of the features of our products and services may be used by third party attackers, in violation of our terms of service, to pursue Cyber Threats against others, including by leveraging email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our service providers to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cyber Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
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
Our agreements with third parties, including customers, contain contractual commitments that we are required to adhere to related to information security and data privacy compliance. If we experience an incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business. There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches and/or incidents involving certain types of personal data to individuals, the media, government authorities, or other third parties. Security compromises experienced by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively affect our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach, or to prevent further or additional security incidents or breaches. We may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, in an effort to maintain business relationships. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims, or at all. Further, we cannot be sure that insurers will not deny coverage as to any future claim. Security breaches may result in increased costs for such insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
We depend on public cloud service providers and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers through public cloud service providers. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, Cyber Threats, fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, and other misconduct. Our Cloud Providers may also experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. The occurrence of any of the foregoing events could result in lengthy interruptions or delays, and may impact us via outages in our services and noncompliance with our contractual obligations or business requirements.
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

We have experienced significant growth in the number of users and data that our platform supports, and it is critical that we maintain sufficient excess service capacity to ensure our platform is accessible and functioning with an acceptable latency and to ensure we meet the needs of existing and new customers and users, the needs required to support customer and user expansion, and our own internal needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity, if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes to address newly discovered scalability and performance issues, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform, and may harm our operating results.
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

The COVID-19 pandemic has significantly impacted worldwide economic activity, and we are uncertain about its ongoing effect on both domestic and worldwide economic activity and we are continuing to monitor its effects. While in many jurisdictions throughout the United States, the government and businesses have removed or begun to wind down most restrictions, it is possible that we could experience another COVID-19 surge and such restrictions could be re-instated. Additionally, other foreign jurisdictions, including those where we have operations and where our customers operate, may experience surges of COVID-19 and reimpose restrictions or impose new restrictions. Such restrictions can result in adverse conditions that could affect us and our customers, such as: increased risk in collectability of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures in an attempt to mitigate health-related risks in the workplace; reduced staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the persistence of COVID-19 and its variants, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $62.3 million and $44.2 million during the three months ended July 31, 2022 and 2021, respectively, and $132.8 million and $81.2 million during the six months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, we had an accumulated deficit of $675.3 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends in part upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing their number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing solution. Additionally, we continue to monitor how current macroeconomic conditions, including inflation, adjustment to interest rates, general economic uncertainty, global wars and conflicts, and the COVID-19 pandemic may affect (i) the adoption or expansion of cloud-based solutions generally, and (ii) our success in engaging with new customers and expanding relationships with existing customers. If we fail to predict customer demand, fail to understand the impact of macroeconomic conditions, or fail to attract new customers and maintain and expand those and existing customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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

We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, subscription and services fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets, increases in inflation, and fluctuations in interest rates could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in certain foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Such foreign currency exchange rate fluctuations may be materially impacted by the ongoing COVID-19 pandemic, increases in inflation, and any global events, wars, or conflicts, including the current Russia/Ukraine conflict.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2016 to July 31, 2022 we grew from 274 employees to 3,290 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to effectively manage this growth and complexity.
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
Our growth depends on the expansion and effectiveness of our sales force, domestically and internationally.
In order to increase our revenue and achieve profitability, we must increase the effectiveness and efficiency of our sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to further increase our number of sales personnel in the future, but we may not be successful in doing so and any such increase may occur at a slower pace than intended.

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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand our presence domestically and internationally, and we continue to operate in a hybrid working environment, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions both in our offices and remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $53.8 million and $39.1 million during the three months ended July 31, 2022 and 2021, respectively, and $106.3 million and $75.6 million during the six months ended July 31, 2022 and 2021, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We may experience difficulties in accurately predicting optimal pricing necessary to attract new customers and retain existing customers.
We have in the past changed, and expect in the future that we will from time to time need to change, our published and unpublished pricing and packaging models. We have previously deployed, and may continue to deploy, multiple structures and models of pricing and packaging to serve our wide variety of customers. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we continue to expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models, and any new models may inhibit the organic growth that we value from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
•the ongoing uncertainty, difficulty of, and burden and expense involved with, compliance with shifting global privacy, data protection, and cyber and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”) and related cross-border data transfer requirements, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (“CPRA”), and other emerging U.S. state privacy laws;
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
•political instability, uncertainty, or change, such as that caused by the United Kingdom’s departure from the European Union;
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in April 2018 at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.65 through August 31, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In particular, the stock markets have been volatile in response to the Russia/Ukraine conflict, macroeconomic conditions such as inflation and adjustments to interest rates, the COVID-19 pandemic, and for companies in the technology industry generally; extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
•Additionally, the FTC and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the CPRA, recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and goes into effect and fully supersedes CCPA on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. For example, the CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. Virginia enacted the Virginia Consumer Data Protection Act and Colorado enacted the Colorado Data Protection Act, respectively, which have similar requirements and obligations to the CCPA. Similarly, the Connecticut Data Privacy Act takes effect on July 1, 2023.
Internationally, many countries have established their own data privacy and security legal framework with which we, our customers, and our partners may need to comply. For example, in Europe, the GDPR took effect on May 25, 2018, and contains numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom and our products and services being offered in the European Union and the United Kingdom, we are subject to the GDPR, UK General Data Protection Regulation (“ UK GDPR”), and UK Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the European Union or United Kingdom (as applicable) to a “third country,” including the United States. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the United Kingdom to the United States. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the European Economic Area (“EEA”) to U.S. entities who had self-certified under the Privacy Shield Framework. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the EU Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on the standard contractual clauses alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and contractual provisions that may need to be put in place; however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit the applicable transfer. To safeguard data transfers from the EEA and the United Kingdom to other jurisdictions, including the United States, we currently utilize standard contractual clauses approved by the EU Commission and information Commissioner’s Office, respectively.
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
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The United States has experienced from time to time, and may currently be experiencing, cyclical downturns resulting in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, increased inflation rates, and other difficulties that may affect one or more of the industries to which we sell subscriptions and services. Further, our operations expose us to risks associated with public health crises, such as the COVID-19 pandemic, which could harm our business and cause our operating results to suffer. International events such as the Russia/Ukraine conflict have created significant worldwide operational and economic volatility, uncertainty, and disruption, and the extent to which these events will adversely impact our business in the future is highly uncertain, rapidly changing, and cannot be accurately predicted.

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
Continued uncertainty due to the COVID-19 pandemic, as well as general economic uncertainty and associated macroeconomic conditions, make it extremely difficult for us and our customers to accurately forecast and plan future business activities, which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.
Political developments, including wars and conflicts, and their associated effects may harm our business.
Political developments, wars and conflicts, government shutdowns in the United States, the United Kingdom’s exit from the European Union, and other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. Such conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict, and any laws, sanctions, or regulations resulting therefrom, may impact our ability to do business in those or other jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area. As we monitor developments we may adjust our business plans in compliance with applicable law, sanctions, regulations, and as necessary to support our customers and employees.
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
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
10.1⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder, as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 7, 2022

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 7, 2022