Form 10-Q
period 2022-10-31
SMARTSHEET INC
filed 2022-12-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 30, 2022, there were 131,329,957 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2022

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	$186,070	$132,597	$514,879	$361,720
Professional services	13,507	12,031	39,699	31,726
Total revenue	199,577	144,628	554,578	393,446
Cost of revenue
Subscription	29,294	18,253	82,154	55,155
Professional services	13,569	11,162	38,418	28,298
Total cost of revenue	42,863	29,415	120,572	83,453
Gross profit	156,714	115,213	434,006	309,993
Operating expenses
Research and development	50,526	41,151	156,829	116,704
Sales and marketing	120,116	83,114	359,522	231,613
General and administrative	28,629	26,928	94,873	79,567
Total operating expenses	199,271	151,193	611,224	427,884
Loss from operations	(42,557)	(35,980)	(177,218)	(117,891)
Interest income	2,344	12	4,013	35
Other income (expense), net	593	(651)	1,389	112
Loss before income tax provision	(39,620)	(36,619)	(171,816)	(117,744)
Income tax provision	517	99	1,091	214
Net loss	$(40,137)	$(36,718)	$(172,907)	$(117,958)
Net loss per share, basic and diluted	$(0.31)	$(0.29)	$(1.33)	$(0.94)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	130,634	126,118	129,611	125,157
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(40,137)	$(36,718)	$(172,907)	$(117,958)
Other comprehensive loss
Net unrealized losses on available-for-sale securities	(290)	—	(693)	—
Foreign currency translation adjustments	(794)	—	(794)	—
Comprehensive loss	$(41,221)	$(36,718)	$(174,394)	$(117,958)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$194,404	$449,074
Short-term investments	240,320	—
Accounts receivable, net of allowances of $5,250 and $7,561, respectively	148,466	151,138
Prepaid expenses and other current assets	35,190	34,390
Total current assets	618,380	634,602
Restricted cash	181	17
Deferred commissions	110,038	91,312
Property and equipment, net	39,409	36,835
Operating lease right-of-use assets	61,233	67,171
Intangible assets, net	41,360	44,096
Goodwill	141,004	125,605
Other long-term assets	2,800	3,194
Total assets	$1,014,405	$1,002,832
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,874	$1,506
Accrued compensation and related benefits	54,670	66,744
Other accrued liabilities	27,387	18,901
Operating lease liabilities, current	19,132	18,003
Deferred revenue	383,170	332,285
Total current liabilities	488,233	437,439
Operating lease liabilities, non-current	51,361	58,237
Deferred revenue, non-current	2,181	2,377
Other long-term liabilities	73	—
Total liabilities	541,848	498,053
Commitments and Contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2022 and January 31, 2022	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 130,869,093 shares issued and outstanding as of October 31, 2022; 500,000,000 shares authorized, 127,809,525 shares issued and outstanding as of January 31, 2022	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of October 31, 2022; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2022	—	—
Additional paid-in capital	1,189,485	1,047,313
Accumulated other comprehensive loss	(1,487)	—
Accumulated deficit	(715,441)	(542,534)
Total shareholders’ equity	472,557	504,779
Total liabilities and shareholders’ equity	$1,014,405	$1,002,832
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended October 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703
Issuance of common stock under employee stock plans	714,086	—	868	—	—	868
Taxes paid related to net share settlement of equity awards	—	—	(569)	—	—	(569)
Share-based compensation expense	—	—	38,776	—	—	38,776
Comprehensive loss	—	—	—	—	(1,084)	(1,084)
Net loss	—	—	—	(40,137)	—	(40,137)
Balances as of October 31, 2022	130,869,093	$—	$1,189,485	$(715,441)	$(1,487)	$472,557

	Three Months Ended October 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at July 31, 2021	125,622,097	$—	$963,825	$(452,677)	$—	$511,148
Issuance of common stock under employee stock plans	844,601	—	10,363	—	—	10,363
Taxes paid related to net share settlement of equity awards	—	—	(1,447)	—	—	(1,447)
Share-based compensation expense	—	—	28,407	—	—	28,407
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(36,718)	—	(36,718)
Balances as of October 31, 2021	126,466,698	$—	$1,001,148	$(489,395)	$—	$511,753
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Nine Months Ended October 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	3,059,568	—	15,344	—	—	15,344
Taxes paid related to net share settlement of equity awards	—	—	(3,082)	—	—	(3,082)
Share-based compensation expense	—	—	129,910	—	—	129,910
Comprehensive loss	—	—	—	—	(1,487)	(1,487)
Net loss	—	—	—	(172,907)	—	(172,907)
Balances as of October 31, 2022	130,869,093	$—	$1,189,485	$(715,441)	$(1,487)	$472,557

	Nine Months Ended October 31, 2021
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$—	$526,929
Issuance of common stock under employee stock plans	3,193,796	—	26,133	—	—	26,133
Taxes paid related to net share settlement of equity awards	—	—	(4,914)	—	—	(4,914)
Share-based compensation expense	—	—	81,563	—	—	81,563
Comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(117,958)	—	(117,958)
Balances as of October 31, 2021	126,466,698	$—	$1,001,148	$(489,395)	$—	$511,753
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(172,907)	$(117,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	127,458	80,067
Depreciation and amortization	18,476	15,226
Net amortization of premiums (discounts) on investments	(1,198)	—
Amortization of deferred commission costs	36,712	31,175
Unrealized foreign currency (gain) loss	(760)	136
Non-cash operating lease costs	11,631	11,101
Impairment of long-lived assets	1,544	—
Other	(1,636)	—
Changes in operating assets and liabilities:
Accounts receivable	2,739	(3,704)
Prepaid expenses and other current assets	(894)	(13,085)
Other long-term assets	(336)	678
Accounts payable	1,356	(1,079)
Other accrued liabilities	8,494	6,257
Accrued compensation and related benefits	(10,975)	4,174
Deferred commissions	(55,438)	(50,174)
Deferred revenue	49,673	43,750
Other long-term liabilities	37	—
Operating lease liabilities	(10,581)	(9,924)
Net cash provided by (used in) operating activities	3,395	(3,360)
Cash flows from investing activities
Purchases of short-term investments	(384,363)	—
Maturities of short-term investments	144,548	—
Purchase of long-term investments	—	(1,000)
Purchases of property and equipment	(4,175)	(9,169)
Proceeds from sale of property and equipment	94	—
Proceeds from liquidation of an investment	622	—
Capitalized internal-use software development costs	(5,826)	(5,509)
Payments for business acquisition, net of cash and restricted cash acquired	(20,342)	—
Net cash used in investing activities	(269,442)	(15,678)
Cash flows from financing activities
Proceeds from exercise of stock options	4,499	9,173
Taxes paid related to net share settlement of restricted stock units	(3,082)	(4,914)
Proceeds from contributions to Employee Stock Purchase Plan	9,959	12,969
Net cash provided by financing activities	11,376	17,228
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(131)	(134)
Net decrease in cash and cash equivalents	(254,802)	(1,944)
Cash, cash equivalents, and restricted cash at beginning of period	449,680	442,348
Cash, cash equivalents, and restricted cash at end of period	$194,878	$440,404

Supplemental disclosures
Cash paid for income tax	$224	$150
Accrued purchases of property and equipment, including internal-use software	1,727	726
Share-based compensation expense capitalized in internal-use software development costs	2,452	1,495
Right-of-use assets obtained in exchange for new operating lease liabilities	7,230	742
Right-of-use assets reductions related to operating lease terminations and impairments	1,535	—
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. The Company is the enterprise platform for modern work management, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. Customers access their accounts via a web-based interface or a mobile application. Some customers also purchase the Company’s professional services, which primarily consist of consulting and training services.
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
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, including those located in the United States, the United Kingdom, Germany, Australia, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of results to be expected for the full year ending January 31, 2023, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the condensed consolidated financial statements. For the three months ended October 31, 2022, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 3% of total revenue. For the nine months ended October 31, 2022, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 1% of total revenue. This resulted in a benefit of $0.05 per basic and diluted share for both periods. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s condensed consolidated balance sheets as of July 31, 2022 and those deferred during the three months ended October 31, 2022.
2. Summary of Significant Accounting Policies
Segment information
The Company operates as one operating segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources.
Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions and related payroll taxes and fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expense in the accompanying statements of operations and comprehensive loss. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations.
Restricted cash
Restricted cash was $0.5 million and $0.6 million as of October 31, 2022 and January 31, 2022, respectively, primarily related to Australian employee contributions to the Company’s 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	October 31,
	2022	2021
Cash and cash equivalents	$194,404	$439,950
Restricted cash included in prepaid expenses and other current assets	293	437
Restricted cash	181	17
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$194,878	$440,404

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Short-term investments
The Company’s short-term investments primarily consist of U.S. Treasury securities, corporate bonds, and commercial paper that have original maturities greater than three months at the time of purchase. These investments are classified as available-for-sale securities and we reevaluate such classification as of each balance sheet date. The Company considers all investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classify these securities as current assets in our condensed consolidated balance sheets.
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
Internal-use software costs of $2.5 million were capitalized in each of the three months ended October 31, 2022 and 2021. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Internal-use software costs of $8.2 million and $6.7 million were capitalized in the nine months ended October 31, 2022 and 2021, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the condensed consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the condensed consolidated statements of operations within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $1.9 million and $1.4 million for the three months ended October 31, 2022 and 2021, respectively, and $5.8 million and $3.8 million for the nine months ended October 31, 2022 and 2021, respectively.
Concentrations of risk and significant customers
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash accounts with financial institutions where deposits, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) limits.
No individual customer represented more than 10% of accounts receivable as of October 31, 2022 or January 31, 2022. No individual customer represented more than 10% of revenue for the three and nine months ended October 31, 2022 or 2021.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. All the Company’s leases are classified as operating leases.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. Operating lease ROU assets are presented separately in long-term assets on our condensed consolidated balance sheets. As our operating leases do not provide an implicit rate, we estimate our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At October 31, 2022, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our condensed consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for contracts containing real estate leases for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our real estate operating leases typically include non-lease components such as common-area maintenance costs.
The Company accounts for subleases from the perspective of a lessor. The Company has two subleases, which are both classified as operating leases. The Company records sublease income as a reduction of lease expense using the straight-line method over the term of the sublease.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, intangible assets, operating lease ROU assets, and internal-use software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. When the carrying amount exceeds the undiscounted cash flows, the assets are adjusted to their estimated fair value and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. We recorded an impairment charge of $1.5 million during the three months ended October 31, 2022, related to the ROU assets and underlying property and equipment associated with our subleased office spaces as described further in Note 12, Leases, to the condensed consolidated financial statements.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is primarily the U.S. dollar, while a few of our wholly owned subsidiaries use their respective local currency as their functional currency. We present our consolidated financial statements in U.S. dollar. For subsidiaries where the functional currency is a foreign currency, the Company translates the foreign currency financial statements to U.S. dollar using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive loss as a component of shareholder’s equity in the condensed consolidated balance sheets and the related periodic movements are presented in the condensed consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the condensed consolidated statements of operations for the period.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective August 1, 2022. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

3. Revenue from Contracts with Customers
During the three months ended October 31, 2022 and 2021, the Company recognized $157.3 million and $109.0 million of subscription revenue, respectively, and $4.7 million and $4.3 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2022 and 2021, respectively.
During the nine months ended October 31, 2022 and 2021, the Company recognized $297.3 million and $196.6 million of subscription revenue, respectively, and $4.7 million of professional services revenue for each period, which were included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.
As of October 31, 2022, approximately $451.2 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $443.5 million related to subscription services and $7.7 million related to professional services. Approximately 92% of revenue related to total remaining performance obligations is expected to be recognized in the next 12 months.

4. Deferred Commissions
Deferred commissions were $110.0 million as of October 31, 2022 and $91.3 million as of January 31, 2022.
Amortization expense for deferred commissions was $9.1 million and $11.4 million for the three months ended October 31, 2022 and 2021, respectively, and $36.7 million and $31.2 million for the nine months ended October 31, 2022 and 2021, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(40,137)	$(36,718)	$(172,907)	$(117,958)
Denominator:
Weighted-average common shares outstanding	130,634	126,118	129,611	125,157
Net loss per share, basic and diluted	$(0.31)	$(0.29)	$(1.33)	$(0.94)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	October 31,
	2022	2021
Shares subject to outstanding common stock awards	11,380	10,926
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	126	43
Total potentially dilutive shares	11,506	10,969

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of October 31, 2022. The following table presents the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments as of October 31, 2022 (in thousands):

	October 31, 2022
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$130,118	$—	$—	$130,118
Total cash equivalents	130,118	—	—	130,118
Short-term investments:
Corporate bonds	73,989	32	(413)	73,608
U.S. Treasury securities	69,896	—	(312)	69,584
Commercial paper	94,973	—	—	94,973
Agency securities	2,155	—	—	2,155
Total short-term investments	241,013	32	(725)	240,320
Total	$371,131	$32	$(725)	$370,438
*Excludes interest receivable of $0.6 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three and nine months ended October 31, 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the short-term investments held as of October 31, 2022 were in a continuous unrealized loss position for greater than 12 months. There were no realized gains or losses during the three and nine months ended October 31, 2022.
The following table presents the contractual maturities of the Company’s short-term investments as of October 31, 2022 (in thousands):

	October 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$207,405	$206,865
Due between one to five years	33,608	33,455
Total	$241,013	$240,320
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

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$130,118	$—	$—	$130,118
Total cash equivalents	130,118	—	—	130,118
Short-term investments:
Corporate bonds	—	73,608	—	73,608
U.S. Treasury securities	—	69,584	—	69,584
Commercial paper	—	94,973	—	94,973
Agency securities	—	2,155	—	2,155
Total short-term investments	—	240,320	—	240,320
Total assets	$130,118	$240,320	$—	$370,438

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,294	$—	$—	$378,294
Total assets	$378,294	$—	$—	$378,294
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and nine months ended October 31, 2022 and 2021.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Business Combinations, and Note 9, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. See Note 12. Leases, to the condensed consolidated financial statements for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Business Combinations
Outfit
On September 1, 2022, the Company acquired 100% of the outstanding equity of On Brand Holdings, Inc. and its subsidiaries, collectively doing business as Outfit, pursuant to an Agreement and Plan of Merger. The Company acquired Outfit to enhance Brandfolder’s templating and creative automation solution. The total purchase consideration for the acquisition of Outfit was $20.6 million in cash, net of customary purchase price adjustments.
The transaction was accounted for as a business combination and accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income and cost approaches. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

September 1, 2022
Cash and restricted cash	$266
Intangible assets	5,190
Goodwill	16,427
Other net tangible assets and liabilities assumed	(1,276)
$20,607
The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expected synergies with Brandfolder’s product offerings. The goodwill is not deductible for income tax purposes. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The primary areas that remain preliminary as of October 31, 2022 relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes, and goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life
Software technology	$3,200	5 years
Customer relationships	1,990	7 years
Total intangible assets	$5,190
The related software technology amortization expense is recognized over its useful life within cost of revenue in the condensed consolidated statements of operations. The amortization expense related to the customer relationship intangible asset is recognized over the useful life within sales and marketing in the condensed consolidated statements of operations. The weighted-average amortization period of the acquired intangible assets is 5.8 years.
We have included the financial results of Outfit in our condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Outfit have not been presented as the effect of this acquisition was not material to our financial results.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
9. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill or measurement period adjustments during the nine months ended October 31, 2022 were as follows (in thousands):

Goodwill balance as of January 31, 2022	$125,605
Addition - acquisition of Outfit	16,427
Effects of foreign currency translation	(1,028)
Goodwill balance as of October 31, 2022	$141,004

The following table presents the components of net intangible assets (in thousands):

	October 31, 2022			January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$28,400	$(13,105)	$15,295	$25,400	$(9,195)	$16,205
Acquired customer relationships	34,016	(11,086)	22,930	32,150	(7,735)	24,415
Trade names	4,100	(1,046)	3,054	4,100	(711)	3,389
Patents	170	(133)	37	170	(127)	43
Domain name	44	—	44	44	—	44
Total	$66,730	$(25,370)	$41,360	$61,864	$(17,768)	$44,096

The following table presents the components of acquired intangible assets (dollars in thousands):

	October 31, 2022		January 31, 2022
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$15,295	3.0	$16,205	3.3
Acquired customer relationships	22,930	5.0	24,415	5.5
Trade names	3,054	6.9	3,389	7.6
Total	$41,279	4.4	$44,009	4.9

Amortization expense related to intangible assets was $2.6 million and $2.5 million for the three months ended October 31, 2022 and 2021, respectively, and $7.6 million in each of the nine months ended October 31, 2022 and 2021. As of October 31, 2022, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2023	$2,702
Fiscal 2024	10,808
Fiscal 2025	9,607
Fiscal 2026	7,890
Fiscal 2027	5,724
Thereafter	4,585
Total	$41,316

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, in general vest based on continuous employment over four years, and expire 10 years from the date of grant. Employee RSUs are measured based on the grant date fair value of the awards and in general vest, based on continuous employment, over three or four years. The RSAs are measured based on the grant date fair value of the awards and vest over a three-year period.
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2022:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2022	4,573,482	$20.87
Granted	3,744	52.72
Exercised	(659,022)	10.61
Forfeited or canceled	(124,474)	44.99
Outstanding at October 31, 2022	3,793,730	21.89
Exercisable at October 31, 2022	3,113,378	13.03

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2022:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2022	7,281,232	$60.95
Granted	3,671,894	42.77
Vested	(2,152,972)	56.36
Forfeited or canceled	(1,213,914)	58.42
Outstanding at October 31, 2022	7,586,240	53.86
Restricted stock awards
The following table includes a summary of the RSA activity during the nine months ended October 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2022	56,288	$46.93
Granted	—	—
Vested	(28,144)	46.93
Forfeited or canceled	(8,249)	46.93
Outstanding at October 31, 2022	19,895	46.93
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.
Under our ESPP, eligible employees are able to acquire shares of Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shares available for issuance
The following table includes a summary of the activity during the nine months ended October 31, 2022 of the Company’s shares available for issuance under our 2018 Plan and our ESPP:

	2018 Plan	2018 ESPP
Balance at January 31, 2022	15,067,025	4,040,430
Authorized	6,390,477	1,278,096
Granted	(3,675,638)	(318,365)
Forfeited or canceled	1,338,388	—
Balance at October 31, 2022	19,120,252	5,000,161
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
As of October 31, 2022, $3.4 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of subscription revenue	$2,517	$1,629	$7,977	$4,726
Cost of professional services revenue	1,436	1,034	4,669	2,648
Research and development	13,317	10,095	44,906	28,426
Sales and marketing	14,068	9,595	45,520	28,566
General and administrative	6,732	5,707	24,386	16,186
Total share-based compensation expense	$38,070	$28,060	$127,458	$80,552
We have excluded $0.7 million and $0.5 million of capitalized software development costs from share-based compensation expense in the three months ended October 31, 2022 and 2021, respectively and $2.5 million and $1.5 million for the nine months ended October 31, 2022 and 2021, respectively.

11. Income Taxes
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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a valuation allowance related to the Company’s U.S. federal and state deferred tax assets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a provision for income taxes of $0.5 million and $0.1 million for the three months ended October 31, 2022 and 2021, respectively, and $1.1 million and $0.2 million for the nine months ended October 31, 2022 and 2021, respectively. The provision is primarily attributable to income taxes in foreign jurisdictions and state income taxes.
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

12. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than one year to seven years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Operating lease cost	$4,580	$4,768	$14,346	$13,966
Short-term lease cost	453	7	709	357
Variable lease cost	791	745	2,150	2,089
Sublease income	(160)	—	(160)	—
Total lease costs	$5,664	$5,520	$17,045	$16,412

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to operating leases was as follows (dollars in thousands):

	Nine Months Ended October 31,
	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities*	$14,392	$4,634
Right-of-use assets obtained in exchange for new operating lease liabilities	7,230	742
Right-of-use assets reductions related to operating lease terminations and impairments	1,535	—
Other supplemental information:
Weighted-average remaining lease term (in years)	4.7	5.5
Weighted-average discount rate	5.2%	5.0%
*Includes cash paid for lease liability accretion of $2.7 million and $3.2 million for the nine months ended October 31, 2022 and 2021, respectively.
As of October 31, 2022, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases*
Remainder of Fiscal 2023	$4,691
Fiscal 2024	20,029
Fiscal 2025	16,899
Fiscal 2026	14,436
Fiscal 2027	10,760
Thereafter	12,215
Total lease payments	79,030
Less: imputed interest	(8,537)
Total	$70,493
*Excludes expected sublease income of approximately $5.4 million over the next five years.
During the period ended October 31, 2022, the Company vacated its previous corporate headquarters in Bellevue, WA and entered into two sublease agreements for certain fully furnished floors. Due to the declining commercial real estate markets, primarily as a result of the COVID-19 pandemic, the terms of our contracted subleases were such that our lease costs were not fully recoverable by the subleases. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows for each subleased floor to its carrying value and determined that the respective asset groups were not recoverable. We then calculated the fair values based on the present value of the estimated cash flows from each sublease for the remaining lease term. We compared the estimated fair value to its carrying value, which resulted in a $1.5 million consolidated impairment charge. The impairment charges were included in general and administrative expenses in the condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Commitments and Contingencies
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. In December 2021, we paid $10.0 million as part of an overall settlement of these matters. We do not expect any additional losses related to this case that would have a material impact on our financial position, results of operations, or cash flows. During the period ended October 31, 2022, we recovered $4.5 million related to insurance coverage of this claim. The impact of the insurance recovery is included in general and administrative expenses in our condensed consolidated statements of operations.
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

14. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$166,910	$119,369	$462,516	$323,921
EMEA	16,679	13,438	48,144	37,062
Asia Pacific	8,010	5,553	21,576	15,195
Americas other than the United States	7,978	6,268	22,342	17,268
Total	$199,577	$144,628	$554,578	$393,446
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	October 31, 2022	January 31, 2022
United States	$68,356	$79,278
EMEA	6,190	3,828
Asia Pacific	3,711	1,153
Americas other than the United States	204	28
Total	$78,461	$84,287
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
Overview
Smartsheet is the enterprise platform for modern work management. By aligning people and technology so organizations can move faster and drive innovation, Smartsheet enables its millions of users to achieve more. Our leading cloud-based platform enables teams and organizations to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. We were founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance with Enterprise subscriptions, which provides capabilities that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. Some capabilities are available as individual add-ons to our Business and Enterprise subscriptions. These include Connectors to third party systems, Dynamic View, Data Shuttle, Control Center, Calendar, Pivot, Data Mesh, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to intuitively store, customize, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project.

Impact of COVID-19
The novel coronavirus disease (“COVID-19”) continues to impact the global economy. The extent to which COVID-19 may impact our financial conditions or result of operations in future periods remains uncertain. However, the transition to a digital-first world has emphasized the importance of cloud-based work management solutions such as our own, and the need to reimagine the way employees engage with each other and customers. We continue to prioritize the health and safety of our employees, customers, and community. As of October 31, 2022, our offices have remained open and we have resumed travel and in-person events in accordance with applicable regional guidance. Remote work options are still available to the majority of our employees. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations, as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. Refer to Part II, Item 1A, “Risk Factors” for further discussion of the impact and possible future impacts of the COVID-19 pandemic on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	October 31, 2022
	2022	2021
Average annualized contract value per domain-based customer	$7,951	$6,368
Dollar-based net retention rate for all customers (trailing 12 months)	129%	131%
Customers with annualized contract values (“ACV”) of $100 thousand or more	1,346	868
Customers with ACV of $50 thousand or more	2,962	2,078
Customers with ACV of $5 thousand or more	17,446	14,228
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, share-based compensation, and related benefits, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, travel-related expenses, reseller costs, and costs related to technical support services.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Revenue
Subscription	$186,070	$132,597	$514,879	$361,720
Professional services	13,507	12,031	39,699	31,726
Total revenue	199,577	144,628	554,578	393,446
Cost of revenue
Subscription(1)	29,294	18,253	82,154	55,155
Professional services(1)	13,569	11,162	38,418	28,298
Total cost of revenue	42,863	29,415	120,572	83,453
Gross profit	156,714	115,213	434,006	309,993
Operating expenses
Research and development(1)	50,526	41,151	156,829	116,704
Sales and marketing(1)	120,116	83,114	359,522	231,613
General and administrative(1)	28,629	26,928	94,873	79,567
Total operating expenses	199,271	151,193	611,224	427,884
Loss from operations	(42,557)	(35,980)	(177,218)	(117,891)
Interest income	2,344	12	4,013	35
Other income (expense), net	593	(651)	1,389	112
Loss before income tax provision	(39,620)	(36,619)	(171,816)	(117,744)
Income tax provision	517	99	1,091	214
Net loss	$(40,137)	$(36,718)	$(172,907)	$(117,958)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Cost of subscription revenue	$2,517	$1,629	$7,977	$4,726
Cost of professional services revenue	1,436	1,034	4,669	2,648
Research and development	13,317	10,095	44,906	28,426
Sales and marketing	14,068	9,595	45,520	28,566
General and administrative	6,732	5,707	24,386	16,186
Total share-based compensation expense	$38,070	$28,060	$127,458	$80,552

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	93%	92%	93%	92%
Professional services	7	8	7	8
Total revenue	100	100	100	100
Cost of revenue
Subscription	15	13	15	14
Professional services	7	8	7	7
Total cost of revenue	21	20	22	21
Gross profit	79	80	78	79
Operating expenses
Research and development	25	28	28	30
Sales and marketing	60	57	65	59
General and administrative	14	19	17	20
Total operating expenses	100	105	110	109
Loss from operations	(21)	(25)	(32)	(30)
Interest income	1	—	1	—
Other income (expense), net	—	—	—	—
Loss before income tax provision	(20)	(25)	(31)	(30)
Income tax provision	—	—	—	—
Net loss	(20)%	(25)%	(31)%	(30)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$186,070	$132,597	$53,473	40%
Professional services	13,507	12,031	1,476	12%
Total revenue	$199,577	$144,628	$54,949	38%
Percentage of total revenue
Subscription revenue	93%	92%
Professional services revenue	7%	8%
Subscription revenue increased by $53.5 million, or 40%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $31.2 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $22.3 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$29,294	$18,253	$11,041	60%
Professional services	13,569	11,162	2,407	22%
Total cost of revenue	$42,863	$29,415	$13,448	46%
Gross profit	$156,714	$115,213	$41,501	36%
Gross margin
Subscription	84%	86%
Professional services	—%	7%
Total gross margin	79%	80%
Cost of subscription revenue increased $11.0 million, or 60%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $4.6 million in hosting fees, an increase of $4.4 million in employee-related expenses due to increased headcount, of which $1.0 million was related to share-based compensation expense, an increase of $0.8 million in amortization of capitalized software, an increase of $0.8 million in software-related costs, an increase of $0.2 million in credit card processing fees, an increase of $0.2 million in costs of Connectors with third-party applications, and an increase of $0.1 million in allocated overhead.
Our gross margin for subscription revenue was 84% and 86% for the three months ended October 31, 2022 and 2021, respectively. The decrease in gross margin during the three months ended October 31, 2022 was driven primarily by an increase in hosting fees and employee-related expenses that outpaced the related increase in subscription revenue.
Cost of professional services increased $2.4 million, or 22%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $2.2 million in employee-related expenses due to increased headcount, of which $0.4 million was related to share-based compensation expense, an increase of $0.2 million in costs of outside services to supplement our internal staff, and an increase of $0.1 million in expenses related to providing trainings and certifications to customers during the Engage conference. This was partially offset by a decrease of $0.1 million in allocated overhead.
Our gross margin for professional services was 0% and 7% for the three months ended October 31, 2022 and 2021, respectively. The decrease in gross margin during the three months ended October 31, 2022 was driven primarily by an increase in employee-related expenses that outpaced the related increase in services revenue.
Research and development expenses

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$50,526	$41,151	$9,375	23%
Percentage of total revenue	25%	28%
Research and development expenses increased $9.4 million, or 23%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $9.8 million in employee-related expenses due to increased headcount, of which $3.2 million was related to share-based compensation expense, and an increase of $0.2 million in software-related costs. This was partially offset by a decrease of $0.5 million in costs of outside services to supplement our internal staff and a decrease of $0.1 million in allocated overhead costs.

Sales and marketing expenses

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$120,116	$83,114	$37,002	45%
Percentage of total revenue	60%	57%
Sales and marketing expenses increased $37.0 million, or 45%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase was primarily due to an increase of $23.9 million in employee-related expenses due to increased headcount, of which $4.5 million related to share-based compensation expense, an increase of $3.8 million in Engage conference-related costs, an increase of $3.6 million in travel-related costs, an increase of $3.2 million in brand awareness, sponsorships and demand generation costs, an increase of $1.5 million in software-related costs, an increase of $0.6 million in costs of outside services used to supplement our internal staff, and an increase of $0.6 million in allocated overhead costs. This was partially offset by a decrease of $0.2 million in amortization of capitalized software.
General and administrative expenses

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$28,629	$26,928	$1,701	6%
Percentage of total revenue	14%	19%
General and administrative expenses increased $1.7 million, or 6%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. This was driven by an increase of $6.5 million in employee-related expenses due to increased headcount, of which $1.1 million related to share-based compensation expense, an increase of $1.6 million in allocated overhead costs, an increase of $0.8 million in software-related costs, an increase of $0.4 million in costs of outside services to supplement our internal staff, an increase of $0.2 million in costs related to taxes, licenses, and insurance, and an increase of $0.1 million in accounting, internal control, and tax related costs. This was partially offset by a decrease of $7.9 million in legal costs, of which $4.5 million related to an insurance recovery for an indemnification claim.
Interest Income

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$2,344	$12	$2,332	*N/M
Percentage of total revenue	1%	—%
*N/M = Not meaningful
For the three months ended October 31, 2022 compared to the three months ended October 31, 2021, the change in interest income was driven by an increase in interest income related to our short-term investments.

Other income (expense), net

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$593	$(651)	$1,244	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the three months ended October 31, 2022 compared to the three months ended October 31, 2021, the change in other income (expense), net was driven by a decrease in other income of $0.2 million and a decrease in other expense of $1.4 million primarily due to a $0.5 million impairment of an investment and an unrealized foreign currency gain offset by a realized foreign currency loss.
Income tax provision

	Three Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision	$517	$99	$418	422%
Percentage of total revenue	—%	—%
For the three months ended October 31, 2022 compared to the three months ended October 31, 2021, the change in income tax provision was primarily driven by an increase in income taxes in foreign jurisdictions.
Comparison of the nine months ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Revenue
Subscription	$514,879	$361,720	$153,159	42%
Professional services	39,699	31,726	7,973	25%
Total revenue	$554,578	$393,446	$161,132	41%
Percentage of total revenue
Subscription revenue	93%	92%
Professional services revenue	7%	8%
Subscription revenue increased by $153.2 million, or 42%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $89.4 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $63.7 million of the increase.
The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$82,154	$55,155	$26,999	49%
Professional services	38,418	28,298	10,120	36%
Total cost of revenue	$120,572	$83,453	$37,119	44%
Gross profit	$434,006	$309,993	$124,013	40%
Gross margin
Subscription	84%	85%
Professional services	3%	11%
Total gross margin	78%	79%
Cost of subscription revenue increased $27.0 million, or 49%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $12.5 million in employee-related expenses due to increased headcount, of which $3.6 million was related to share-based compensation expense, an increase of $9.2 million in hosting fees, an increase of $2.5 million in amortization of capitalized software, an increase of $2.0 million in software-related costs, an increase of $0.6 million in credit card processing fees, an increase of $0.4 million in costs of Connectors with third-party applications, an increase of $0.2 million in allocated overhead, an increase of $0.1 million in travel-related costs, and an increase of $0.1 million in amortization of acquisition related intangibles. This was partially offset by a decrease of $0.4 million in costs of outside services to supplement our internal staff and a decrease of $0.2 million in costs related to technical support services.
Our gross margin for subscription revenue was 84% and 85% for the nine months ended October 31, 2022 and 2021, respectively. The decrease in gross margin during the nine months ended October 31, 2022 was driven primarily by an increase in employee-related expenses and hosting fees that outpaced the related increase in subscription revenue.
Cost of professional services increased $10.1 million, or 36%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $7.8 million in employee-related expenses due to increased headcount, of which $1.9 million was related to share-based compensation expense, an increase of $2.1 million in costs of outside services to supplement our internal staff, an increase of $0.2 million in travel-related costs, and an increase of $0.1 million in expenses related to providing trainings and certifications to customers during the Engage conference. This was partially offset by a decrease of $0.2 million in allocated overhead costs.
Our gross margin for professional services was 3% and 11% for the nine months ended October 31, 2022 and 2021, respectively. The decrease in gross margin during the nine months ended October 31, 2022 was driven primarily by an increase in employee-related expenses and costs of outside services to supplement our internal staff that outpaced the related increase in services revenue.
Research and development expenses

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Research and development	$156,829	$116,704	$40,125	34%
Percentage of total revenue	28%	30%

Research and development expenses increased $40.1 million, or 34%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $36.8 million in employee-related expenses due to increased headcount, of which $16.5 million was related to share-based compensation expense, an increase of $2.6 million in software-related costs, an increase of $0.8 million in costs of outside services to supplement our internal staff, and an increase of $0.4 million in travel-related costs. This was partially offset by a decrease of $0.3 million in allocated overhead and a decrease of $0.1 million in amortization of capitalized software.
Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Sales and marketing	$359,522	$231,613	$127,909	55%
Percentage of total revenue	65%	59%
Sales and marketing expenses increased $127.9 million, or 55%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase was primarily due to an increase of $83.3 million in employee-related expenses due to increased headcount, of which $17.0 million related to share-based compensation expense, an increase of $21.2 million in brand awareness, sponsorships and demand generation costs, an increase of $8.8 million in travel-related costs, an increase of $5.7 million in costs of outside services used to supplement our internal staff, an increase of $4.1 million in software-related costs, an increase of $3.4 million in Engage conference-related costs, an increase of $1.6 million in allocated overhead costs, and an increase of $0.1 million in taxes, licenses, and insurance. This was partially offset by a decrease of $0.4 million in amortization of capitalized software.
General and administrative expenses

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
General and administrative	$94,873	$79,567	$15,306	19%
Percentage of total revenue	17%	20%
General and administrative expenses increased $15.3 million, or 19%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. This was driven by an increase of $24.9 million in employee-related expenses due to increased headcount, of which $8.3 million related to share-based compensation expense, an increase of $2.0 million in allocated overhead cost, an increase of $1.8 million in software-related costs, an increase of $1.5 million in costs of outside services to supplement our internal staff, an increase of $0.7 million in costs related to taxes, licenses, and insurance, an increase of $0.5 million in travel-related costs, and an increase of $0.2 million in accounting, internal control, and tax related costs. This was partially offset by a decrease of $15.7 million in legal costs, of which $4.5 million related to an insurance recovery for an indemnification claim, and a decrease of $0.7 million in bad debt expense.
Interest Income

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Interest income	$4,013	$35	$3,978	*N/M
Percentage of total revenue	1%	—%
*N/M = Not meaningful

For the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, the change in interest income was driven by an increase in interest income related to our short-term investments.
Other income (expense), net

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Other income (expense), net	$1,389	$112	$1,277	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, the change in other income (expense), net was driven by an increase in other income of $0.5 million primarily due to a gain related to the termination of an operating lease. Additionally, there was a decrease in other expense of $0.8 million primarily due to a $0.5 million impairment of an investment, and an unrealized foreign currency gain offset by a realized foreign currency loss.
Income tax provision

	Nine Months Ended October 31,		Change
	2022	2021	Amount	%

	(dollars in thousands)
Income tax provision	$1,091	$214	$877	410%
Percentage of total revenue	—%	—%
For the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, the change in income tax provision was primarily driven by an increase in income taxes in foreign jurisdictions.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(dollars in thousands)
Gross profit	$156,714	$115,213	$434,006	$309,993
Add:
Share-based compensation expense(1)	4,288	2,663	13,612	7,374
Amortization of acquisition-related intangible assets(2)	1,370	1,270	3,910	3,810
Non-GAAP gross profit	$162,372	$119,146	$451,528	$321,177

Gross margin	79%	80%	78%	79%
Non-GAAP gross margin	81%	82%	81%	82%
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
Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, and litigation expenses and settlements related to matters that are outside the ordinary course of business. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(dollars in thousands)
Loss from operations	$(42,557)	$(35,980)	$(177,218)	$(117,891)
Add:
Share-based compensation expense(1)	38,429	28,060	128,493	80,552
Amortization of acquisition-related intangible assets(2)	2,627	2,517	7,594	7,551
One-time acquisition costs	151	—	612	17
Litigation expenses and settlements(3)	(4,500)	2,750	(4,500)	10,000
Lease restructuring costs(4)	1,544	—	1,544	—
Non-GAAP operating loss	$(4,306)	$(2,653)	$(43,475)	$(19,771)

Operating margin	(21)%	(25)%	(32)%	(30)%
Non-GAAP operating margin	(2)%	(2)%	(8)%	(5)%
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
(4) Includes charges related to the reassessment of our real estate lease portfolio.
Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, litigation expenses and settlements related to matters that are outside the ordinary course of our business, and non-recurring income tax adjustments associated with mergers and acquisitions.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Net loss	$(40,137)	$(36,718)	$(172,907)	$(117,958)
Add:
Share-based compensation expense(1)	38,429	28,060	128,493	80,552
Amortization of acquisition-related intangible assets(2)	2,627	2,517	7,594	7,551
One-time acquisition costs	151	—	612	17
Litigation expenses and settlements(3)	(4,500)	2,750	(4,500)	10,000
Lease restructuring costs(4)	1,544	—	1,544	—
Non-GAAP net loss	$(1,886)	$(3,391)	$(39,164)	$(19,838)
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
(4) Includes charges related to the reassessment of our real estate lease portfolio.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$(1,773)	$(2,161)	$3,395	$(3,360)
Less:
Purchases of property and equipment	(1,168)	(2,194)	(4,175)	(9,169)
Capitalized internal-use software development costs	(1,705)	(1,953)	(5,826)	(5,509)
Free cash flow	$(4,646)	$(6,308)	$(6,606)	$(18,038)
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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $4.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on the timing and size of new and renewal bookings, changes to the economic environment, and other factors.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	(in thousands)
Total revenue	$199,577	$144,628	$554,578	$393,446
Add:
Deferred revenue (end of period)	385,351	267,748	385,351	267,748
Less:
Deferred revenue (beginning of period)	365,346	250,826	334,662	223,997
Calculated billings	$219,582	$161,550	$605,267	$437,197

Liquidity and Capital Resources
As of October 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $194.4 million and short-term investments totaling $240.3 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and our condensed consolidated statements of cash flows. We expect to continue to incur operating losses and may incur negative cash flows from operations in the future.
We finance our operations primarily through payments received from customers for subscriptions and professional services and net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of October 31, 2022, we had deferred revenue of $385.4 million, of which $383.2 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of October 31, 2022, we had fixed minimum lease payments of $79.0 million, of which $19.6 million is due in the next 12 months. Refer to Note 12, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of October 31, 2022, we had material contractual obligations of $160.4 million, of which $48.5 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
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

Cash flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2022	2021
Net cash provided by (used in) operating activities	$3,395	$(3,360)
Net cash used in investing activities	(269,442)	(15,678)
Net cash provided by financing activities	11,376	17,228
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(131)	(134)
Change in cash, cash equivalents, and restricted cash	$(254,802)	$(1,944)
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
During the nine months ended October 31, 2022, net cash provided by operating activities was $3.4 million, driven by our net loss of $172.9 million, adjusted for non-cash charges of $192.2 million, and net cash outflows of $15.9 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, non-cash operating lease costs, and various other non-cash operating activities. Fluctuations in operating assets and liabilities primarily included an increase in deferred commissions of $55.4 million, an increase in deferred revenue of $49.7 million, a decrease in operating lease liabilities of $10.6 million, a decrease in accounts receivable of $2.7 million, a decrease in accounts payable and accrued expenses of $1.1 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in other long term assets of $0.3 million.
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
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2022 of $269.4 million consisted of purchases of short-term investments of $384.4 million, payment for business acquisition net of cash and restricted cash acquired of $20.3 million for the purchase of Outfit, spend on capitalized internal-use software development of $5.8 million, and purchases of property and equipment of $4.2 million. This was partially offset by maturities of short-term investments of $144.5 million, proceeds from the liquidation of an investment of $0.6 million, and proceeds from the sale of property and equipment of $0.1 million.
Net cash used in investing activities during the nine months ended October 31, 2021 of $15.7 million consisted of purchases of property and equipment of $9.2 million, spend on capitalized internal-use software development of $5.5 million, and purchases of long-term investments of $1.0 million.

Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2022 of $11.4 million was primarily due to $10.0 million in proceeds from our ESPP and $4.5 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $3.1 million.
Net cash provided by financing activities during the nine months ended October 31, 2021 of $17.2 million was primarily due to $13.0 million in proceeds from our ESPP and $9.2 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $4.9 million.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. There are no indemnification claims that we are aware of at this time that could have a material adverse effect on our condensed consolidated financial statements.

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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies during the nine months ended October 31, 2022 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent Accounting Pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $434.7 million as of October 31, 2022, of which $391.9 million was invested in money market funds, U.S. Treasury securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2022, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling and Australian dollar. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. We have not engaged in the hedging of foreign currency transactions to date. We may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of October 31, 2022.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time in the normal course of business, we may be subject to various legal matters such as threatened or pending claims or proceedings. For further information on our legal proceedings, see Note 13, Commitments and Contingencies, in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
•Our growth depends on the expansion and effectiveness of our sales force domestically and internationally, and the failure to expand or maintain the effectiveness of our sales force may harm our business and results.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, ClickUp, Monday.com, Planview, Wrike, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Adobe, Google, and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe owns Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions, we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen events and their ongoing effects, sharp increases in inflation and interest rates, or sudden market changes. Even if these addressable markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
Further, our ability to monitor the data security of our service providers and vendors is limited, and Cyber Threats initiated by third parties may successfully circumvent our service providers’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain of the features of our products and services have been and may in the future be used by third party attackers, in violation of our terms of service, to pursue Cyber Threats against others, including by leveraging email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our service providers to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cyber Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
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
Our agreements with third parties, including customers, contain contractual commitments that we are required to adhere to related to information security and data privacy compliance. If we experience an incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business. There can be no assurance that any limitation of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

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
We host our platform and serve our customers through public cloud service providers. Public cloud service providers run their own platforms that we access, and we are, therefore, vulnerable to service interruptions, delays, and outages. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, Cyber Threats, fraud, spikes in customer usage, denial of service issues, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. Our Cloud Providers may also experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. The occurrence of any of the foregoing events could result in lengthy interruptions or delays, and may impact us via outages in our services and noncompliance with our contractual obligations or business requirements.
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

The COVID-19 pandemic has significantly impacted worldwide economic activity, and we are uncertain about its ongoing effect on both domestic and worldwide economic activity and we are continuing to monitor its effects. While in many jurisdictions throughout the United States, the government and businesses have removed or begun to wind down most restrictions, it is possible that we could experience another COVID-19 surge and such restrictions could be reinstated. Additionally, other foreign jurisdictions, including those where we have operations and where our customers operate, may experience surges of COVID-19 and reimpose restrictions or impose new restrictions. Such restrictions can result in adverse conditions that could affect us and our customers, such as: increased risk in collectability of accounts receivable; reduced staff productivity due to working remotely for extended periods; increased costs and challenges related to retrofitting facilities and changing operating procedures in an attempt to mitigate health-related risks in the workplace; reduced staff productivity due to illness, illness in the family, or lack of dependent care; increased customer losses or churn; lengthened customer payment terms; increased challenges in acquiring new customers; extreme currency exchange-rate fluctuations; and challenges with Internet infrastructure due to high loads. While it is not possible at this time to estimate the overall impact that the COVID-19 pandemic could have on our business, the persistence of COVID-19 and its variants, and the measures taken by the governments of countries affected, will continue to have an impact on global economic conditions, which could have an adverse effect on our business and financial condition.
We have a history of cumulative losses and we cannot assure you that we will achieve profitability in the foreseeable future.
We have incurred losses in each period since we incorporated in 2005. We incurred net losses of $40.1 million and $36.7 million during the three months ended October 31, 2022 and 2021, respectively, and $172.9 million and $118.0 million during the nine months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, we had an accumulated deficit of $715.4 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services, reduced conversion from our free trial users or collaborators to paid users, increasing competition, or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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

We have funded our operations since inception primarily through equity financings, including our initial public offering (“IPO”) and subsequent registered offering, subscription and services fees from our customers, and through proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. Even if we begin to generate sufficient cash to fund our ongoing operations, we may be unable to maintain such generation in future periods. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets, increases in inflation, and fluctuations in interest rates could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing obtained by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing obtained by us, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
While we have historically transacted in U.S. dollars with the majority of our customers and vendors, we have transacted in certain foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Such foreign currency exchange rate fluctuations may be materially impacted by the ongoing COVID-19 pandemic, increases in inflation, fluctuations in interest rates, and any global events, wars, or conflicts, including the current Russia/Ukraine conflict.
As a result of foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. Our foreign currency exchange policy approves use of certain hedging instruments, including spot transactions, forward contracts, and purchased options with maturity of up to eighteen months. The use, if any, of such hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2016 to October 31, 2022 we grew from 274 employees to 3,261 employees. In addition, we have engaged temporary workers and contractors to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and our administrative, operational, and financial infrastructure. Our success will depend in part on our ability to effectively manage this growth and complexity.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $50.5 million and $41.2 million during the three months ended October 31, 2022 and 2021, respectively, and $156.8 million and $116.7 million during the nine months ended October 31, 2022 and 2021, respectively. We have made and expect to continue to make significant investments in development, infrastructure, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in April 2018 at a price of $15.00 per share, our stock price has ranged from $18.06 to $85.65 through November 30, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
•Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the collection, use, dissemination, and security of data. For example, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, an expanded privacy law, the CPRA, was approved by California voters in the November 2020 election. The CPRA goes into effect on January 1, 2023 and will significantly modify the CCPA, including by expanding consumers’ rights to employees and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. Other states have begun to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business and these laws start to go into effect on January 1, 2023. In addition to the various state laws coming into effect in 2023, additional state laws may continue to be enacted in the future relating to privacy and data security.
Internationally, many countries have established their own data privacy and security legal framework with which we, our customers, and our partners may need to comply. For example, in Europe, the GDPR took effect on May 25, 2018, and contains numerous requirements and changes from previously existing European law, including more robust obligations on data controllers and processors and more fulsome documentation requirements for data protection compliance programs by companies. As a result of our presence in Europe and the United Kingdom and our products and services being offered in the European Union and the United Kingdom, we are subject to the GDPR, UK General Data Protection Regulation (“UK GDPR”), and UK Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements, and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). Such penalties are in addition to any civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

We are subject to contractual clauses promulgated under the Federal Acquisition Regulations (“FAR”), the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-money laundering laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable anti-corruption and anti-money laundering laws and regulations. As we expand our international business activities, our potential liabilities under these laws and regulations will increase.
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
Any breach of applicable FAR clauses or violation of the FCPA or the laws underlying the applicable FAR clauses, or other applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, and suspension and/or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
Political developments, wars and conflicts, government shutdowns in the United States, the United Kingdom’s exit from the European Union, and other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. Such conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict, and any laws, sanctions, or regulations resulting therefrom, impacts our ability to do business in certain jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area. As we monitor developments we may adjust our business plans in compliance with applicable law, sanctions, regulations, and as necessary to support our customers and employees.
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
None.

Item 5. Other Information
On December 6, 2022, the Company granted performance stock unit equity awards to its executive officers under its 2018 Equity Incentive Plan.
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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2022

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 8, 2022