Form 10-K
period 2023-01-31
SMARTSHEET INC
filed 2023-03-22
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the stock of the Registrant as of July 29, 2022 (based on a closing price of $30.06 per share) held by non-affiliates was approximately $3.8 billion. As of March 15, 2023, there were 132,525,556 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2023.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to “Smartsheet,” “Company,” “our,” “us,” and “we” refer to Smartsheet Inc. and where appropriate, its consolidated subsidiaries.
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words including, but not limited to, “expect,” “anticipate,” “should,” “believe,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.” Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the effect of uncertainties related to macroeconomic and geopolitical factors such as inflation, rising interest rates, adverse developments that affect financial institutions or the financial services industry generally, increased volatility in the equity and debt capital markets, and the risk of expansion of the Russia/Ukraine conflict on the U.S. and global markets, our business, operations, and customers;
•the highly competitive nature of collaborative work management software and product introductions, promotional activity by our competitors, and our ability to differentiate our platform and applications;
•our ability to introduce new and enhanced product offerings and the continued market adoption of our platform;
•the effect of litigation, complaints, or adverse publicity on our business;
•our ability to attract new customers and retain and expand sales to existing customers;
•our ability to provide effective customer support;
•our ability to execute our “land, expand, and climb” strategy;
•our ability to address security threats that may affect our platform, services, corporate and production technological infrastructure, and the vendors and public cloud infrastructure that we use;
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
•our ability to comply with applicable privacy and data protection laws, and any actual or perceived privacy or data breaches, other data security incidents, or the loss of data;
•future regulatory, judicial, and legislative changes in our industry; and

•future arrangements with, or investments in, other entities or associations, products, services or technologies.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Form 10-K are more fully described in the section titled “Risk Factors” and elsewhere in this Annual Report. The risks described in the section titled “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect our business, financial condition, or results of operations. New risks emerge from time to time and it is not possible for us to predict all risks, nor can we assess the impact of all risks on our business, or the extent to which any risk or combination of risks may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

Part I
Item 1. Business
Overview
We are the enterprise platform for modern work management, enabling teams and organizations of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes.
Smartsheet was founded in 2005 with a vision to build a universal software platform for managing work that does not require coding capabilities. We are different than many enterprise IT systems that require heavier IT implementation and management. Business users need technology solutions they can set up and modify on their own. Our platform empowers teams of all sizes to create custom processes, programs, and portfolios that fit the way they work. It serves as a single source of truth, integrating with the other tools teams are using, which empowers accountability and engagement, ultimately leading to more efficient decision-making and better business outcomes. We provide solutions that eliminate the obstacles to capturing information, propelled by a familiar and intuitive interface as well as easily customizable forms. Our reporting and automation capabilities reduce time spent on administration and repetitive work. We make it easy for teams to apply business logic to automate repetitive actions using an extensive list of conditions. Business users, with little or no training, can set up and modify our platform to customize workflows to suit their needs. Our familiar and intuitive user interface and functionality allow users to realize the benefits of our platform without changing the behaviors developed using everyday productivity tools.
People across organizations have similar responsibilities no matter where they work or what they do. They need to manage workflows across teams; gain visibility into progress on company-wide programs, processes, and portfolios in real-time; capture inputs; track and report on deliverables; prioritize actions; and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for thousands of documented use cases, including software migration planning, vendor and contract management, brand launches, compliance reporting, event planning, customer onboarding, budget approvals, patent application processing, talent acquisition management, benefit and retirement tracking, sales enablement, pipeline management, sales operations, commissions calculations, marketing programs management, investor relations tracking, and website management, among others.
Our customers are in approximately 190 countries and include 90 companies in the Fortune 100, and over 80% of the companies in the Fortune 500. As of January 31, 2023, our Fortune 100 and Fortune 500 customers had annualized contract values (“ACVs”) ranging from less than $200 to over $4.0 million. Our customers typically begin using our platform for a single initiative, process, or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands horizontally across an organization through new use cases and teams, as well as expands vertically to increasingly sophisticated and mission-critical uses.
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

Our Platform
Our platform is purpose-built to transform work execution for organizations and teams of all sizes. It is designed to scale up to the most demanding enterprise-grade work management needs and delivers the scalability, compliance, and security required by the world’s largest organizations. We provide our customers with a robust set of capabilities to plan, capture, manage, automate, and report on work at scale - from an individual project to thousands of concurrently running projects, programs, and portfolios. Our platform enhances visibility and accountability in work execution and eliminates behaviors and processes that hinder productivity. It is designed to be accessible and valuable to all managers and their team members and stakeholders. Business users with no coding ability can share their work in Smartsheet across internal and external teams, and create and modify workflows to address specific use cases. Our platform offers multiple ways for our users to plan and manage their work using tables, plans, projects, cards, Gantt charts, and calendars, and users can easily toggle between views to support their team’s preferred way of working. The integration of the Smartsheet platform, Brandfolder digital asset management, and Outfit allows customers to align marketing and creative work with templatizing scale to seamlessly manage campaigns from ideation to launch, and measurement all in one place.
We also offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. Smartsheet Advance provides components that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These components include Control Center, Dynamic View, Data Shuttle, Connectors, and Bridge by Smartsheet (“Bridge”). These components deliver on the sophisticated needs of our customers to provision and manage thousands of projects with consistency and repeatability, to integrate data from third-party systems, and to build more complex automations. Certain components are available for standalone purchase and are monetized based on the value they create for customers, not on a per seat basis.
Customers can add additional subscriptions, such as Resource Management by Smartsheet (“Resource Management”), a resource planning solution that helps businesses find and schedule appropriate project teams, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform with templatizing scale that enables workers to intuitively store, customize, and share digital assets.
Benefits of our Platform
Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2023, we had over 12 million Smartsheet users. Our strategy is designed to monetize those seeking to enjoy the complete functionality of our platform or to enjoy tailored experiences while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility, accountability, repeatability, and continuous improvement are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.
Enterprise features and functionality for scalable adoption within businesses
Organizations rely on Smartsheet to manage a diverse set of business processes. We provide the scalability, compliance, and security needed to operate reliably for our customers. Our platform provides consistent execution, enabling teams and organizations to administer programs, processes, and portfolios with management, visibility, and reporting at scale. Our professional services offerings help customers to create and administer programs for specific use cases. We also provide user management and compliance features to control user access and audit account activity within our platform. We provide enterprise-grade security controls and data governance to enable customer compliance with applicable privacy regulations and data handling requirements.

Automation across the organization saves time and minimizes manual processing
We enable users to organize their work and apply business logic to automate actions that shorten work execution timelines without the need to write code. Business logic is used to determine the conditions under which the following types of automated actions occur: update requests, intake and collection of information, distribution of information, notifications, approval requests, and automated actions across systems. This automation reduces errors and time spent by teams on administration.
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
Content collaboration produces better content, faster
We enable marketing, creative, and other functional teams to easily manage creative production and marketing work, as well as review, deliver, store, share, design, templatize, manipulate, and analyze the content they produce across hundreds of formats. We help global brands create compelling, timely, and consistent brand experiences.
Multiple levels of integration to garner the most benefit from Smartsheet and other systems
We enable business users to engage with our platform through systems they currently use. Through Connectors either built by Smartsheet or developed in collaboration with our partners, we extend the reach and consistency of data from other systems, such as those offered by Salesforce, Adobe, UiPath, Workday, DocuSign, Atlassian, ServiceNow, and Microsoft. Smartsheet components, Bridge and Data Shuttle, enable customers to connect Smartsheet with most other systems for enhanced reach and cross system data consistency. Our platform, coupled with these capabilities, applies business logic and automates workflows, adding value to our users. We also integrate our platform into popular document and communication applications such as those from Google, Microsoft, and Slack. This enables our users to incorporate documents directly into our platform or access our platform through the application of their choice. We also offer extensible application programming interfaces (“APIs”) that enable a broad ecosystem of partners and customers to integrate directly into our platform, increasing the value of existing custom-built applications and improving the experience for our users.
Our Growth Strategies
Our goal is to make our platform accessible for every organization, team, and worker relying on collaborative work to achieve successful outcomes.
Attract more customers to Smartsheet
We believe that there is a broad need for a collaborative work management platform such as ours, and we believe there is significant opportunity to grow our paid user base. We will continue to invest in our digital sales model, direct sales force, brand, product, and partner marketing to land new customers and increase enterprise adoption. We also will continue to grow our professional services function, and develop new and enhanced premium solutions based on Smartsheet Advance and our standalone offerings to land larger accounts and increase the scale of our deployments with customers.

Expand within our existing customer base
Our customers frequently increase their use of our platform as they realize the value they derive from adopting Smartsheet. As a result, we work with customers to help them define new use cases within existing deployments, and expand usage of Smartsheet to additional teams in their organizations that would benefit from our platform. In addition to broader deployments, we enable our customers to enhance the value they derive from Smartsheet through premium capabilities such as Data Shuttle, Control Center, Dynamic View, and Bridge. Our professional services, customer success, and training teams provide our customers with implementation, training, and support services to help them expand their use of, and realize the full benefit of, Smartsheet.
Expand internationally
For the year ended January 31, 2023, we derived approximately 16% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally and accelerate expansion with our existing international customers. Our platform is available in eight languages. We plan to further grow our international sales by continuing to invest in our direct and indirect sales force focused outside of the United States, establishing international sales territories, and partnering with strategic resellers. We have opened international offices in the U.K. and Australia to focus on expanding our position in Western Europe and the Australia/APAC regions, respectively. We also launched Smartsheet Regions and host data in the European Union to meet customer compliance, privacy, and governance requirements. In November 2021, we established an operations center in Costa Rica to support various functions within the Company.
Expand into government
Smartsheet Gov has achieved Provisional Authority to Operate (“P-ATO”) under the Federal Risk and Authorization Management Program (“FedRAMP”). This means the Smartsheet platform has been approved for use by federal agencies and government contractors, giving them the ability to plan, capture, manage, automate, and report on work at scale. Additionally, Smartsheet can be found on the AWS Gov Cloud Marketplace. This marketplace lists FedRAMP authorized offerings to help agencies research and select secure and compliant cloud providers available for federal use. Smartsheet Gov has obtained the U.S. Department of Defense (“DoD”) Impact Level 4 P-ATO per the Security Requirements Guide for cloud computing by the Defense Information Systems Agency. This means that customers within the DoD can also use the Smartsheet Gov platform for managing work that requires DoD Impact Level 4 security controls.
Expand product features and functionality
We intend to increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology and enhance usability to improve our customers’ productivity. We further place continued emphasis on enterprise management platform features, including account administration, security, and permissioning.
Make additional investments in partnerships and integrations
To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, DocuSign, and Dropbox. We offer powerful out-of-the-box integrations with Salesforce, Adobe, Atlassian, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in such integrations and develop new partnerships with leading enterprise vendors to increase the value, awareness, and adoption of our platform.

Pursue strategic acquisitions
We plan to pursue strategic acquisitions that we believe complement our existing offering, enhance our technology, and increase our value proposition. For example, our acquisitions of Brandfolder and Outfit complemented our existing product capabilities. Brandfolder offered a solution for digital asset management so that our customers can create solutions to manage workflows around content and collaboration. Outfit’s design automation and templating capabilities extended the content experience for Brandfolder customers.
Our Technology
We believe our collective domain knowledge, technical expertise, and extensive software development experience differentiates our platform from the competition. Our scalable multi-tenant architecture provides our customers with highly usable, secure, and reliable functionality.
Extensible technology platform
Our solutions are built on a public cloud platform that allows us to leverage shared components and services, enabling us to rapidly develop new features and functionalities. This also enables our products to seamlessly integrate with one another and provide our customers with a better user experience while leveraging our platform. We also offer a broad set of APIs that allow our customers and partners to integrate with other systems, or build their own applications on top of our extensible platform.
Integrated mobile capabilities
We have invested in our public cloud framework and mobile development teams to extend the high-performance functionality of our platform to smartphones and tablets. Our native mobile applications are built for both iOS and Android, and are designed to provide mobile optimized functionality of our platform while also supporting mobile-first use cases.
Enterprise-Grade Security
Our customers frequently use our platform to store and manage highly sensitive or proprietary information. We prioritize security in every aspect of our service, from software development to the customer experience. Our approach to security includes a comprehensive information security program, governing the processing and security of customer information, and the appropriate physical, organizational, and technical controls designed to ensure the security of customer information collected, accessed, stored, or transmitted to or by Smartsheet. We use external auditors to verify the adequacy of security measures and controls according to the American Institute of Certified Public Accountants SOC2 standards as well as the International Organization for Standardization information security management systems standard 27001. At least annually, we use external security experts to conduct penetration testing and application security testing and make these test reports available to customers. In parallel, Smartsheet takes a global approach to privacy that aligns with international standards and practices for data processing and recognized privacy principles. Our privacy notice describes how Smartsheet collects, uses, and discloses personal and other information we gather through our websites, our mobile applications, and the Smartsheet collaborative work management platform. Smartsheet is committed to respecting privacy rights and treating personal data with the utmost care.
Our Products
Smartsheet
The Smartsheet product is the core of our offerings to customers. Smartsheet is offered in a number of packages to meet the needs of customers looking to manage their programs, projects, and portfolios. Smartsheet scales from individual users looking to track their own work to large deployments of over 10,000 licensed users and hundreds of thousands of free collaborators. Smartsheet core product packages may include a combination of features such as, Dashboards, Cardview, Grid, Reports, Projects, Calendar, Forms, Automations, and Integrations. We differentiate the capabilities of our different user subscription plans to allow customers to select the right package for their needs.

WorkApps
WorkApps enables customers to build user-friendly apps in a few minutes using Smartsheet and external content without writing a single line of code. WorkApps is designed to support a broad range of business workflows and can be tailored to support multiple user roles. Building WorkApps is restricted to specific Smartsheet plan types.
Smartsheet Advance
In addition to our core Smartsheet offering we sell additional product offerings, collectively referred to as Premium Apps and Connectors, so customers can build more complex solutions to address the most demanding business work management needs, while enabling scale and connections to systems of record across the enterprise.
Previously sold only as standalone offerings, based on customer feedback we launched Smartsheet Advance, which combines our Premium Apps and Connectors with new Smartsheet capabilities in packages that match our customers’ solution maturity. Customers can start with an entry level Advance package to enable high-scale solutions to manage portfolios, programs, and projects. They can then move to a different Advance tier to connect to other systems of record and orchestrate work management across the enterprise as well as add data governance and advanced security capabilities to Smartsheet solutions.
Connectors
Connectors provide embedded integrations with industry-leading systems of record, including those from Salesforce, Atlassian, ServiceNow, and Microsoft. Connectors enable data to be synchronized in real-time, fostering visibility and interoperability across these business platforms. We also provide extensible APIs to build custom applications and deep integrations with line of business systems.
Control Center
Control Center enables organizations to achieve consistent work execution at the individual user level across large scale programs, projects, and portfolios while reducing operational risk. Control Center provides enterprises with real-time visibility so they can react quickly to changing conditions. Without burdening the team with manual reporting, executives and managers can review the status of projects at scale without disrupting the speed of execution.
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter- or intra-departmental teams. This solution simplifies views into complex processes so each individual stakeholder has a partial view of the overall work. Dynamic View is ideal for managing departmental requests like business intelligence requests, marketing creative services, and sales tickets.
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

Calendar App
Calendar App extends customer capabilities beyond those of the calendar view included in Smartsheet’s core offering. Calendar App is a flexible, configurable calendar add-on that allows customers to build shareable calendars with custom details. Customers can create, update, and discuss events directly from the Calendar App.
Pivot App
Pivot App enables customers to create Smartsheet pivot tables to analyze data and make better decisions, faster. Pivot App slices and dices data to create meaningful summary sheets, and enables creation of charts in dashboards with report data. Smartsheet pivot tables update summary sheets as data changes, helping customers access and organize their data quickly.
DataMesh
DataMesh provides lookup functionality between sheets and reports, making it easy to keep data consistent. DataMesh helps customers scale work in Smartsheet by eliminating typos, duplicative data entry, and unnecessary work.
Resource Management
Resource Management enables businesses to plan and allocate resources across their programs, projects, and portfolios. Users can optimize resource allocation by function or skill set, track time against forecast, and gain real-time portfolio level visibility into the status of budgets and deliverables. This premium solution combined with the core Smartsheet platform provides customers an end-to-end solution for work execution and resource management that balances top down strategic planning with bottom up work management.
Brandfolder
Brandfolder is a digital asset management solution that provides a centralized platform to easily organize, discover, control, distribute, and measure all forms of digital content. Brandfolder provides insights and analyses on the discoverability and reusability of assets throughout the entire content lifecycle for internal and external stakeholders. Combining Brandfolder’s digital asset management capabilities with the core Smartsheet platform through a robust integration creates a dynamic solution for customers to manage workflows around content and collaboration.
Human Capital
At Smartsheet, our mission is to empower anyone to drive meaningful change. This starts with our own team.
As of January 31, 2023 Smartsheet and its wholly owned subsidiaries employed 3,191 people full time, with 2,676 in the United States and 515 internationally. Of the 515 international employees, 280 are located in Europe, 130 in Asia Pacific, and 105 in Americas other than the United States. Furthermore, of our global workforce who chose to self-identify as of January 31, 2023, 68% identify as White, 17% identify as Asian, 7% identify as Hispanic or Latino, 6% identify as Black, <1% Alaska Native or Native American or Indigenous, <1% Native Hawaiian or Pacific Islander, and 1% identify as two or more races. Further, 38% are women, 62% are men, and <1% identify as other genders (including genderqueer, intersex, transgender, and gender fluid). None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive.
Our leadership team is composed of seven executive officers, 14% of whom are women and 43% of whom are persons of color. Leadership regularly updates our board of directors (“Board”) and its committees on the operation and status of overall human capital trends and the employee-focused activities and initiatives of the Company.

Engaging our team
With a vision to be the dynamic platform to empower everyone, everywhere, to change the way the world works, we are dedicated to investing in and supporting our employees in their achievements.
To ensure we are continuously improving, we regularly conduct surveys to seek feedback from our employees on a variety of topics, including but not limited to, leadership effectiveness and company confidence, competitiveness of our total rewards offerings, career growth opportunities, and work-life balance.
Starting with the COVID-19 pandemic in March 2020, we transitioned to remote work to safeguard the health of our employees, their families, our customers, and the community at large. While we temporarily closed our physical offices in 2020, we ensured our workforce was enabled to work remotely beyond these initial closures. Now, using Smartsheet to enable collaborative work across geographic locations, we continue to operate in a hybrid capacity, which also allows us to expand our talent pool and give employees flexibility in how they work.
Growth and development
To help our team members succeed, we continually emphasize and invest in talent development and training, provide career pathing, and promote internal mobility opportunities.
Along with an online learning management system that hosts virtual content ranging from compliance training to security protocols, we subscribe to multiple platforms for continuous learning and professional development, and offer instructor-led training on topics such as leadership and communication. We also support the development of our people leaders through various leadership training opportunities and access to certified coaches. Finally, our talent management cycle includes regular check-ins to encourage more frequent conversations between employees and their leaders regarding their development and career opportunities, as well as to enable and support internal mobility readiness.
Total rewards
We invest in our employees by offering compelling and competitive compensation packages designed to attract, retain, motivate, and reward. Our total rewards packages include base and variable compensation, new hire and retentive stock awards for all eligible roles, an employee stock purchase plan in most jurisdictions, and comprehensive benefits. Our benefit programs are responsive to our geographies, while also providing a consistent focus on comprehensive healthcare. Examples of global benefits include bonding leave for all parents, flexible time away for exempt employees in addition to numerous paid holidays, a monthly flex work stipend and additional commuter support, employer retirement contributions, and subsidized dependent care. We continually assess the current business environment and labor markets and solicit employee feedback as we work to refine our total rewards packages and ensure they remain compelling and equitable.
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

Our Diversity, Equity, and Inclusion (“DEI”) framework centers on culture, people, practices, and markets. Our strategy and initiatives are led by our Vice President of DEI. In addition, we have several working committees, including our Global DEI Committee, which brings together a cross section of the global organization to support and amplify our DEI initiatives, as well as department-specific groups such as our DEI in Marketing Committee. We continue to invest in hiring practices that attract underrepresented talent, including focused sourcing of underrepresented populations on university campuses, specialized conferences, and organizations. We also offer ongoing DEI education at all levels and strive to ensure that we have diverse representation in various aspects, from hiring panels to company meetings and events.
Further, we have seven employee resource groups (“ERGs”) whose aim is to foster a diverse and inclusive workplace, including Asian Pacific Islander at Smartsheet, Black at Smartsheet, Hispanic/LatinX, Military at Smartsheet, Parents & Caregivers, Rainbow Collab, and Women & Gender Minorities. ERGs are based on providing support and personal development in the work environment, however each group has its own goals and purpose designed in collaboration with the Vice President of DEI. Currently, 15% of employees are ERG members, and in the Employee Pulse Survey conducted in July 2022, 88% of ERG member respondents agree that ERGs contribute to an overall sense of belonging at Smartsheet.
As part of our DEI strategy, we have developed a five-year plan to increase representation of underrepresented groups (specifically women and gender minorities, as well as people of color) at Smartsheet, both at the organization level and within leadership. While this is a long-term goal, we evaluate where we are tracking against this goal annually, developing short-term milestones focused primarily on hiring and retention for the fiscal year. To ensure our achievement of the five-year representation goals, leaders at or above the Vice President level are held accountable to annual goals, which comprise 5% of their annual bonus. Our quarterly workforce planning process highlights progress toward our current metrics, enabling leaders to achieve success on these goals.
Corporate social responsibility
At Smartsheet, we are committed to harnessing the power of our people, resources, and technology to support causes that reflect our vision of empowering human achievement. We encourage our employees to volunteer in their communities by offering paid volunteer time off. Each year, we make donations to nonprofit organizations which focus on causes that are meaningful to our business, customers, employees, and communities. We also support nonprofit organizations by offering discount pricing. These nonprofit organizations utilize Smartsheet to improve visibility and accountability, help run mission-oriented organizations, and achieve more.
Environmental, social, and governance (“ESG”) impact
Smartsheet is committed to driving sustainable business practices by promoting change for our stakeholders, customers, and communities. In the fiscal year ending January 31, 2024, Smartsheet will publish our first Corporate Social Responsibility report (“CSR Report”), drafted through a cross-functional working group within the Company. Our ESG initiatives are guided through Board oversight, with the Nominating and Corporate Governance Committee tasked through their charter with the review of Smartsheet’s programs, strategy, and public disclosures addressing ESG matters. Additionally, the Board's Compensation Committee provides oversight of certain human capital management items, including through assessment of diversity and inclusion as a component of the Company's workforce composition.
Sales and Marketing
Our marketing and sales teams work closely together to provide multiple ways for potential users to discover, try, adopt, and expand usage of Smartsheet over time.

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
We have also built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach.
In September 2022, we hosted our annual global customer conference, Smartsheet ENGAGE, to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer successes, use cases, and best practices.
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
Customer Success
Our customer success organization enables our customers through user onboarding, feature discovery, realizing value, building sponsorship, and managing renewals. These motions span a range of engagement methods from pure digital delivery to in person motions each maximizing our net dollar retention.
Professional Services
Our professional services team provides our customers with solution, training, and consulting services to help them realize the full benefits of Smartsheet. Our training programs include a mix of virtual and in-person offerings to onboard teams of users quickly and help individuals achieve certification-level subject matter expertise. Our consulting and solution services teams provide configuration, use case optimization, integration, and process automation services.
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

Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done quickly and efficiently. As of January 31, 2023, we had domain-based customers with ACVs ranging from less than $200 to over $4.0 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @cisco. An ISP customer is typically a small team or an individual that registers for our services with an email address hosted on a widely used domain such as @gmail, @outlook, or @yahoo.
Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT services, marketing, media, non-profit, publishing, software, technology, and travel.
Backlog
The majority of our invoiced customers sign up for subscription terms of one year and are invoiced for the full subscription term upfront. A small subset of customers sign multi-year subscription contracts but receive annual invoicing terms. Another smaller subset of customers with annual contract terms are invoiced on a quarterly or a semi-annual basis. When contract terms exceed invoicing terms, portions of those contracts which at a point in time remain uninvoiced, are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Those contracted but uninvoiced amounts are considered by us to be backlog. As of January 31, 2023 and January 31, 2022, we had backlog of approximately $69.1 million and $53.9 million, respectively. As the majority of our contracts are annual, and as invoicing terms on the majority of our contracts are also upfront annual, most of our customer contracts have no impact on backlog and therefore we do not utilize backlog as a key management metric internally.
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
Intellectual Property
Smartsheet and its subsidiaries rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect their intellectual property. As of January 31, 2023, Smartsheet and its subsidiaries held a number of pending patent applications as well as issued and active patents. Additionally, as of January 31, 2023, Smartsheet and its subsidiaries held a number of U.S. and international trademark registrations, as well as pending trademark applications.
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

Compliance with Government Regulations
Our business is subject to various U.S. federal, state, local, as well as foreign laws and regulations, including those relating to privacy, data security, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax. Additionally, we may currently or in the future be subject to various laws and regulations relating to the contractual commitments with our customers in heavily regulated industries and the public sector, which could affect how we and our partners do business with such customers. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
The legal environment of internet-based businesses is evolving rapidly in the U.S. and globally. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance with these laws and regulations to have a material adverse effect on our business or operations.
Competition
The market for collaborative work management software is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. We face competition from a number of vendors with a variety of product offerings. Our competitors range in size, from diversified global companies with significant research and development and marketing resources, to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers that users have historically relied on to manage work such as Google and Microsoft, who offer a range of productivity solutions. While we currently collaborate with Google and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, ClickUp, Monday.com, Planview, Wrike, and others. Larger software vendors with substantial resources and smaller upstarts building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform. We believe that the principal competitive factors in our market include:
•ease of deployment and use of applications;
•product features, quality, and functionality;
•enterprise-grade security, scalability, compliance, and administration capabilities;
•ability to support mission critical workloads at scale;
•size of customer base and level of user adoption;
•ability to automate multi-step processes;
•ability to integrate with other applications and systems;
•vision for the market and product innovation;
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
Corporate Information
We were incorporated as Navigo Technologies, Inc. in Washington in June 2005. We changed our name to Smartsheet.com, Inc. in February 2006 and to Smartsheet Inc. in February 2017. Our principal executive offices are located at 500 108th Ave NE Suite 200, Bellevue, Washington 98004. Our telephone number is (844) 324-2360. Our website address is www.smartsheet.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report.
Additional Information
We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”). Our reports filed with or furnished to the SEC pursuant to Section 13(a) and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Investor Relations website at investors.smartsheet.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
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
•If our platform fails to perform or if we fail to architect our platform to deliver on customer demand for scale, performance, and sophisticated use cases, then our market share could decline and we could be subject to liability.
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

•We have a history of cumulative losses and cannot assure you that we will achieve and sustain profitability in the future.
•If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
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
The market for collaborative work management software is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. Our competitors range in size from diversified global companies with significant research and development and marketing resources to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources.
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
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage their existing relationships with distribution partners and customers to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, by using product bundling or integrated functionality, or by providing products or services for free. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors consolidate, introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater available resources. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, operating results, and financial condition may be harmed.
If we do not keep pace with technological changes, our platform may become less competitive and our business may suffer.
Our industry is marked by rapid technological developments and innovations (such as the use of artificial intelligence and machine learning) and evolving industry standards. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes Internet-related hardware; mobile operating systems; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements, or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new or modified network platforms or technologies could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.

Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand depends on a number of factors, including: the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective platform; the perceived value of our platform; our ability to provide a quality customer success experience; and our ability to control or influence perception of our brand regardless of customer use cases.
Brand promotion activities require us to make substantial expenditures. We have made, and continue to make, significant investments in the promotion of our brand; however, the success of these investments is uncertain. Our brand promotion may not generate customer awareness or increase revenue, and any revenue increase may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our platform, which could harm our business and operating results.
Our forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen or unanticipated events and their ongoing effects, sharp increases in inflation and interest rates, or sudden market changes. Even if these addressable markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Security threats and attacks are common, increasing globally, and may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, credential stuffing, account takeover attacks, denial or degradation of service attacks, phishing attacks, ransomware attacks, malicious software programs, supply chain attacks, and other cyber security threats (collectively, “Cyber Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information, and these service providers are also targets of Cyber Threats.
Cyber Threats have been increasing in frequency and sophistication globally and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cyber Threats range from individuals to sophisticated organizations, including state-sponsored actors and organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, or credentials. The types and methods of Cyber Threats are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against Cyber Threats. Attackers initiating Cyber Threats may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cyber Threats against us may not be discovered in a timely fashion or at all, and the impact of vulnerabilities may be exacerbated the longer these vulnerabilities persist or remain undetected. While we utilize security measures and architecture designed to protect the integrity of our platform and corporate information technology environment, we remain subject to ongoing and evolving Cyber Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cyber Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with the persistent and evolving Cyber Threat landscape.

Moreover, many of our employees work remotely, and many of our vendors and other third parties we engage with utilize remote workers in various jurisdictions throughout the world, which may involve relying on less secure systems and may increase the risk of and susceptibility to Cyber Threats. We cannot guarantee that remote work environments and electronic connections to our work environment and information technology systems have the same security measures as those deployed in our physical offices.
Further, our ability to monitor the data security of our vendors is limited, and Cyber Threats initiated by third parties may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain of the features of our products and services have been, and may in the future be, used by third-party attackers to pursue Cyber Threats against others in violation of our terms of service, including by leveraging email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our vendors to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cyber Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information. Our failure to sufficiently secure our platform and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our platform and services against external threats, we may be subject to inadvertent disclosures as a result of employee actions or system misconfigurations. Unauthorized use of or access to customer data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and could lead to litigation, regulatory investigations and claims, indemnity obligations, reputational harm, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
Our customers, especially our larger enterprise customers, increasingly prioritize the security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve government customers; customers in regulated industries such as financial services, health care, and education; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures and data back-up procedures.Attracting and retaining these types of customers may require enhancements to or additional engineering of our platform to meet these requirements. Committing to these kinds of changes could be costly and time consuming and could divert the attention of our management and key personnel from other business operations; investments and efforts in furtherance of these changes may not take place in a timely manner, or at all.
Our agreements with third parties, including customers, contain contractual commitments related to our information security practices and data privacy compliance. If we experience an incident that triggers a breach of these contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty, as well as the impact to our products and services, could be substantial and create substantial costs and loss of business. There can be no assurance that any limitation of liability provisions in our contracts will be enforceable or adequate or will otherwise protect us from these liabilities or damages with respect to any particular claim.

Many U.S. and foreign laws and regulations require companies to provide notice of data security breaches or incidents involving certain types of personal data to individuals, the media, government authorities, or other third parties. Security compromises experienced by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; cause existing customers to not to renew their subscriptions; or subject us to third-party lawsuits, regulatory fines, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach or to prevent further or additional security incidents or breaches. We may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach, or other actual or suspected security incident, to maintain business relationships. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security breaches may be outside the scope of our coverage, including if they are considered force majeure events. Security breaches may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
We depend on public cloud service providers and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers through public cloud service providers. As a result, we are vulnerable to service interruptions, delays, and outages attributable to their platforms. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, Cyber Threats, fraud, spikes in customer usage, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. Our Cloud Providers may also experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. The occurrence of any of the foregoing events could result in lengthy interruptions or delays in our products and services and may impact us via product or service outages and noncompliance with our contractual obligations or business requirements.
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
Additionally, there are limited options for public cloud service providers capable of effectively supporting our infrastructure. Consolidation through a single, or select few, service provider(s) may result in a dependency on the selected provider(s). Consolidation may also negatively impact customer acquisition or expansion as customers because they may object to certain providers for a variety of reasons, including that these provider(s) do not meet their hosting requirements or that the providers operate in a competitive space. The foregoing objections could result in lost or decreased sales or decreased expansion of existing customer relationships, which could harm our business and operating results.

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
If our platform fails to perform properly, or if we are unable to architect our platform to deliver on customer demand for scale, performance, and sophisticated use cases, then our reputation could be harmed, our market share could decline, and we could be subject to liability claims.
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
Because of the large amount of data that we handle, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant, and our current data back-up procedures may not be sufficient to prevent the loss of data. Furthermore, the availability and performance of our platform could be diminished or otherwise impacted by a number of factors, which may damage the perception of its reliability and reduce our revenue. These factors include, but are not limited to customers’ inability to access the Internet; the failure of our network or software systems, including backup systems; simultaneous development efforts causing reallocation of resources; computing vulnerabilities; security breaches; capacity issues or service failures experienced by our service providers; or variability in the amount of user traffic on our platform. We monitor vulnerabilities that may impact our business and the availability of our platform. Any impact resulting from vulnerabilities, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results, harm our reputation, or cause us to lose customers.
We may be required to issue credits or refunds, or otherwise be liable to our customers for damages they may incur resulting from certain of these events. Our insurance coverage may be inadequate to sufficiently cover these potential liabilities and may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.
Furthermore, we will need to ensure that our platform is designed so that it can scale and perform to meet the evolving needs of our customers, particularly as we continue to focus on larger enterprise customers with novel or complex use cases. We regularly monitor and update our platform to fix errors, add functionality, and improve scaling; however, our customers have occasionally experienced outages and latency issues, sometimes during peak usage periods. If our platform is unable to scale and perform at the levels needed by our customers, or if we are unable to correct any platform functionality defects and capacity limitations, then potential customers may not adopt our platform and product offerings and existing customers may not renew their agreements with us.

If we fail to manage our services infrastructure at the levels expected by our customers, including due to factors such as service outages, interruptions, or delays in updates to our platform to meet customers' needs, then we may be subject to liabilities and our operating results may be harmed.
We have experienced significant growth in the number of users and data that our platform supports. It is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency, that we meet the needs of existing and new customers and users, that we meet the needs required to support customer and user expansion, and that we meet our own internal needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision and implementation of any new service infrastructure requires significant cost and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity or if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform and may harm our operating results.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces (“APIs”). While we have established relationships with providers of complementary technologies and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. For example, we currently collaborate with Google and Microsoft; however, we may be unable to maintain these collaborative relationships if those entities develop and introduce, or acquire, products that directly or indirectly compete with our platform. Third-party providers of complementary technology offerings and software integrations may take any of the following actions: decline to enter into, or later terminate, relationships or agreements with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. These actions could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of these third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, operating results, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from, or the market positions of, these partners could lead to a loss of relationships or customers, or require us to find and transition to alternative channels for marketing or enhancing our platform.

Our platform and internal business operations use third-party software and services that may be difficult to replace or may cause errors or failures that could lead to a loss of customers or harm to our reputation and our operating results.
We license third-party software and depend on services from various third parties to operate our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any such software or services could harm our business, and it could result in decreased functionality of our platform until we either develop or acquire equivalent technology. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in, or failure of, our platform, which could harm our business and be costly to correct. Such platform errors, defects, or failures could also harm our reputation and result in liability to third parties, including customers. Many of these providers attempt to limit their liability for errors, defects, and failures, which could limit our ability to recover from them and increase our potential liabilities and operating costs.
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of these third-party software or service offerings were unavailable due to extended outages or interruptions, or if they are no longer available on commercially reasonable terms or at all. These disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, which could result in increased costs, diversion of management’s attention, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments, until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our operating results and financial condition.
Our use of open source software could negatively affect our ability to offer and sell our products and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software and to provide or distribute our platform.
Additionally, we may face claims from third parties alleging infringement of certain intellectual property resulting from our use of open source software or seeking to enforce the terms of an open source license, including by demanding public release of the open source software, derivative works, or our proprietary source code. These claims could result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses. Any of the foregoing outcomes would adversely affect our business, reputation, financial condition, and operating results.
In addition, if the license terms change for the open source software we utilize, then we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide updates, warranties, assurances of performance or title, or controls on the origin of the software. Certain versions and libraries of open source software allow for any individuals to make contributions and updates, and this may introduce or amplify certain security vulnerabilities, depending on how, and with which systems, the software is implemented. Although we have established policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with these policies.
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
We have a history of cumulative losses and we cannot assure you that we will achieve and sustain profitability in the foreseeable future.
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $215.6 million, $171.1 million, and $115.0 million during the years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, we had an accumulated deficit of $758.2 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including: slowing demand for our subscription solutions or professional services; reduced conversion from our free trial users or collaborators to paid users; increasing competition; the impact of macroeconomic conditions, including inflation and rising interest rates and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends, in part, upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend upon: the effectiveness of our sales and marketing efforts, both domestically and internationally; the effectiveness of our research and development efforts; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing the number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform, or where an organization has already invested significantly in an existing third-party solution. Additionally, we continue to monitor how current macroeconomic conditions, including inflation, adjustment to interest rates, and general economic and political uncertainty may affect the adoption or expansion of cloud-based solutions and our success in engaging with new customers and expanding relationships with existing customers. If we fail in our marketing or research and development efforts, to predict customer demand, to understand the impact of macroeconomic conditions, or to attract new customers and maintain and expand those and existing customer relationships, then our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

Moreover, many of our subscriptions are sold for a one-year term. While most of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term, and automatic renewal clauses may not be enforceable against certain customers. We cannot assure you that our customers will renew subscriptions with a similar contract period, with the same or greater number of users or premium solutions, or that they will renew at all. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of our competitors’ products and services, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
•interest rate increases, which may negatively impact our customers’ income or access to capital;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the mix of customers obtained through self-service on our website and sales-assisted channels;
•customer renewal rates and the extent to which customers purchase services and subscribe for additional users and products;
•the ongoing impact of, including any market volatility and economic disruption caused by, geopolitical instability, or global health concerns;
•customers impacted by macroeconomic downturns and seeking bankruptcy protection or other similar relief;
•the impact of rising inflation rates, particularly in the U.S. where the majority of our customers are located;
•customers’ failure to pay amounts due, customers’ extending the time to pay amounts due, our inability to collect amounts due, and the cost of enforcing the terms of our contracts, including litigation costs;
•the timing and growth of our business, in particular through hiring new employees and international expansion;
•our ability to hire, train, and maintain our sales force and other employees in customer-facing roles;
•the length and timing of sales cycles, with a significant portion of our larger transactions occurring in the last few days and weeks of each quarter;
•the timing of recognition of revenue;
•the amount and timing of operating expenses;
•the amount and timing of share-based compensation expense;
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
•the timing of expenses related to the development or acquisition of technologies or businesses, and potential future charges for impairment of goodwill from acquired companies;
•network or service outages, Internet disruptions, actual or perceived security breaches impacting us directly or indirectly via our third-party vendors, and the costs associated with responding to and addressing outages or breaches;
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
Although we offer and continue to develop additional solutions, we currently derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions to our cloud-based collaborative work management platform. As a result, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including: continued market acceptance; the timing of development and release of competing products and services; price or product changes by us or by our competitors; technological changes; growth or contraction in the markets we serve; and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in new sales or renewals may not be immediately reflected in our operating results and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically one year. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. A decline in new or renewed subscriptions in any single quarter will likely only have a minor effect on our revenue for that quarter, but such a decline will reduce our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or customer retention rates, may not be fully reflected in our operating results until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers is recognized over the applicable subscription term.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
We have funded our operations since inception primarily through equity financings, including registered offerings, subscription and services fees from our customers, and proceeds from option exercises and the sale of our capital stock pursuant to our 2018 Employee Stock Purchase Plan. Even if we generate sufficient cash to fund our ongoing operations, we may be unable to maintain generation in future periods. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, declines in subscriptions for our platform, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets, increases in inflation, and fluctuations in interest rates could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing, which may force us to reduce or delay capital expenditures or sell assets or operations. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, then our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
We have historically transacted in U.S. dollars with the majority of our customers and vendors, but we have also transacted in certain foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Foreign currency exchange rate fluctuations may be materially impacted by macroeconomic conditions, including increases in inflation, fluctuations in interest rates, and any global events, wars, or conflicts, including the current Russia/Ukraine conflict.
As a result of foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could decrease. Our foreign currency exchange policy approves use of certain hedging instruments, including spot transactions, forward contracts, swap contracts, and purchased options with maturity of up to eighteen months. The use, if any, of approved hedging instruments may not offset any (or more than a portion) of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges.
Our sales are generally more heavily weighted toward the end of each fiscal quarter, which could have an impact on the timing of our billings, revenue, collections, and the reporting of these metrics for any given quarter and for subsequent quarters.
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with a high volume of sales in the last few weeks and days of the quarter, and sales can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections; may cause significant fluctuations in our operating results and cash flows; may make it challenging for an investor to predict our performance on a quarterly or annual basis; and may prevent us from achieving our quarterly or annual forecasts.

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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to January 31, 2023 we grew from 1,101 employees to 3,191 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
We anticipate that we will continue to expand our operations and personnel headcount in the near term. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls, processes, and documentation, and our reporting systems and procedures. Failure to effectively manage growth or complexity could result in: difficulties growing and maintaining our customer base; cost increases; inefficient and ineffective responses to customer needs; delays in developing and deploying new features, integrations, or services; violations of law; breaches of contract; or other operational difficulties. Any of these difficulties could harm our business and operating results.
As a substantial portion of our sales efforts are targeted at enterprise and government customers, our sales cycles may become more complex, we may encounter implementation and configuration challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.
Our ability to increase revenue and achieve and maintain profitability largely depends on widespread acceptance of our platform by large enterprises, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve: greater costs; longer sales cycles, including complex customer procurement and budgeting considerations; greater competition; increased operational burden; potential reseller or other third-party involvement; and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education, training, and support to familiarize potential customers with the use and benefits of our platform and services. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration services. They may also expect operational changes to satisfy their supplier requirements. As a result of such factors, these sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, some of these larger transactions may require us to delay revenue recognition until the technical or implementation requirements have been met. Any of the foregoing effects could harm our business and operating results.
Our growth depends on the expansion and effectiveness of our sales force, domestically and internationally.
To increase our revenue and achieve profitability, we must increase the effectiveness and efficiency of our global sales force. We intend to further increase our number of sales personnel in the future, but we may not be successful in doing so and any increase may occur at a slower pace than intended.

We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may necessitate that we explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company, our platform, or the collaborative work management industry, which may adversely affect our sales if we cannot train these personnel quickly or effectively. Attrition rates may increase and we may face integration challenges as we seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, then our business could be adversely affected.
Our failure to attract, integrate, and retain highly qualified personnel could harm our business.
Our growth strategy depends on our ability to staff our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals requires significant time, expense, and attention. In addition to hiring new employees and contractors, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining contractors and employees with appropriate qualifications. Our engagements with contractors could expose us to claims that we have misclassified the contractors, which could subject us to liability. In addition, immigration laws and travel bans may restrict or limit our ability to recruit individuals outside their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
Further, many of the companies that we compete with for experienced personnel have greater resources than we do. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees, alone or with our inducement, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may reduce our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.
If we cannot maintain our corporate culture as we grow and work in a hybrid working environment, we could lose the innovation, teamwork, and passion that we believe contribute to our success, and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand globally and continue to operate in a hybrid working environment, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed in various geographic regions internationally both in our offices and remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $215.2 million, $165.4 million, and $118.7 million during the years ended January 31, 2023, 2022, and 2021, respectively. We have made, and expect to continue to make, significant investments in development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We may experience difficulties in accurately predicting optimal pricing necessary to attract new customers and retain existing customers.
We have changed, and expect in the future that we will need to change, our published and unpublished pricing and packaging models. We have previously deployed, and may continue to deploy, multiple structures and models of pricing and packaging to serve our wide variety of customers, including trial and free versions of our platform. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we continue to expand into international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models (especially in the event we increase our prices), and any new models may inhibit the organic growth that we value from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our platform.
We rely on our reputation and recommendations from key customers in order to promote and sell subscriptions to our platform. The loss of, or failure to renew by, any of our key customers could have a significant effect on our revenue, reputation, and our ability to obtain new customers. In addition, if our customers are acquired by other companies, it could lead to cancellation of such customers’ contracts, thereby reducing the number of our existing and potential customers.
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
Historically, we have generated the majority of our revenue from customers in the U.S. We expect to continue to expand internationally as part of our growth strategy. There are certain risks inherent in conducting international business, including:

•fluctuations in foreign currency exchange rates or adding additional currencies in which our sales are denominated;
•new, or changes in existing, regulatory requirements;
•health or similar issues, including epidemics or pandemics;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•costs of localizing our platform and services;
•lack of or delayed acceptance of localized versions of our platform and services;
•difficulties in and costs of staffing, managing, and operating our international operations, including compliance with local labor and employment laws and customs and enforcement of contractual obligations outside the U.S.;
•tax issues, including restrictions on repatriating earnings, and with respect to corporate operating structures and intercompany arrangements;
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
•the burden of complying with a wide variety of U.S. and global laws and regulations applicable to foreign operations, including, import and export control laws and regulations, anti-corruption laws, tariffs, trade barriers, economic sanctions and other regulatory, legal, or contractual limitations on our ability to sell products and services in certain foreign markets, and the risks and costs of non-compliance;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•lack of brand recognition and increased competition;
•the impact of wars and conflicts in certain foreign jurisdictions, such as the current Russia/Ukraine conflict;
•political instability, uncertainty, or change;
•security risks in the countries where we are doing business; and
•our ability to maintain our relationship with resellers to distribute our products and services internationally.

Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these laws or regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with our compliance policies or with applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in: delays in revenue recognition; financial reporting misstatements; fines; penalties; breaches of contractual obligations; or the prohibition of the import or export of our products and services, any of which and could have a material adverse effect on our business and operating results.
Further, our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. We expect that our international activities will continue to grow as we pursue further opportunities in existing and new markets and that our expansion efforts into new markets may accelerate, which will require significant management attention, financial resources, and compound the risks inherent to international expansion. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, or in a timely manner, our business and operating results will suffer.
Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.
Our success and ability to compete depend, in part, upon our intellectual property. Failure to protect our intellectual property, including the unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties, may damage our brand and our reputation. In addition to certain patents and patent applications, we primarily rely on a combination of copyright, trademark, and trade secret protections, and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that patents will be granted or that awarded patents will effectively protect every significant feature of our products and services. We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property rights. Any efforts to enforce our intellectual property rights may be met with actions attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any infringement or misappropriation, including injunctive relief, may be insufficient to prevent the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could significantly damage our brand and our business.

We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on our technology, platform, and services not infringing upon the intellectual property rights of others. Our competitors, and other entities, including non-practicing entities and individuals, may own or claim to own, intellectual property relating to our industry. Our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon these rights. Additionally, we rely on the feedback provided by our customers and users to inform decisions on potential changes to our products and services, and we negotiate agreements with our customers that may include license rights to intellectual property developed while performing professional services. This feedback and these license rights may provide a customer or user a basis for competing against us, demanding royalties for use of intellectual properties, or contesting ownership and seeking to enjoin our use of current or future intellectual property.
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any of these claims or this litigation could cause us to incur significant expenses, and, if successfully asserted against us, could require that we: pay substantial damages, settlement fees, or ongoing license or royalty payments; cease offering our platform or services or cease using certain technologies; implement expensive workarounds; or comply with other unfavorable conditions.
We may also be required to issue customer refunds and be obligated, without contractual limitation of liability provisions to limit our exposure, to indemnify our customers or business partners for intellectual property claims or litigation. Even if we were to prevail in any intellectual property dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During any litigation, we may make announcements regarding the results of hearings and motions and other interim developments, which could cause the market price of our Class A common stock to decline if securities analysts and investors view those announcements negatively.
The requirements of being a public company, including maintaining adequate internal control over our financial and management systems, may strain our resources and divert management’s attention.
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
To comply with the Sarbanes-Oxley Act and to maintain and, if required, improve our disclosure controls, procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. If we have material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.
In addition, we are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. To assist us in complying with these requirements we may need to hire more employees or engage outside consultants, which will increase our operating expenses.

We intend to evaluate acquisitions or investments in third-party technologies and businesses, but we may not realize the anticipated benefits from, and may have to pay substantial costs related to, any acquisitions, mergers, joint ventures, or investments that we undertake.
As part of our business strategy, we continually evaluate acquisitions of, or investments in, a wide array of potential strategic opportunities, including third-party technologies and businesses. We may be unable to identify suitable transaction candidates in the future or to complete these transactions on a commercially reasonable basis, or at all. The evaluation of potential acquisitions and investments requires diversion of time and resources from normal business operations and may cause us to incur fees from outside advisors. Any transactions that we enter into could be material to our financial condition and operating results. These transactions may not result in the intended benefits to our business, and we may not successfully evaluate or utilize any acquired technology, offerings, or personnel, or accurately forecast the financial effect of a transaction. Although we conduct reasonably extensive due diligence of any transaction target entity, our due diligence may not reveal every concern that may exist with the target entity, the proposed transaction, and any subsequent integration. The process of acquiring a company or integrating an acquired company, business, technology, or the associated personnel into our own company is subject to various risks and challenges, including:
•diverting management time and focus from operating our business to acquisition integration;
•disrupting our respective ongoing business operations;
•customer and industry acceptance of the acquired company’s offerings;
•implementing or remediating the controls, procedures, and policies of the acquired company;
•integrating acquired technologies into our own platform and technologies, including ensuring that we acquire the necessary intellectual property rights required to implement the integration;
•our ability to ensure that we maintain quality, security, and data privacy standards for the acquired technology consistent with our brand;
•retaining and integrating acquired employees;
•failing to maintain important business relationships and contracts;
•failing to realize any anticipated synergies;
•using cash or equity that we may need in the future to operate our business or incurring debt on terms unfavorable to us or that we are unable to pay;
•liability for activities of the acquired company before the acquisition;
•liability arising from contracts entered into by the acquired company before the acquisition, which may include contracts that are in active breach by the company or another party, or contracts which may not align with our acceptable contracting principles or liability limitations;
•litigation or other claims arising in connection with the acquired company;
•impairment charges associated with goodwill and other acquired intangible assets; and
•other unforeseen operating difficulties and expenditures.
Our limited experience acquiring companies may increase these risks. Our inability to address these risks or other problems we encounter with our acquisitions and investments could result in a failure to realize the anticipated benefits of these acquisitions or investments, unanticipated liabilities, and harm to our business.

Risks Related to Ownership of Our Common Stock
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018 our stock price has ranged from $18.06 to $85.65 through March 15, 2023. In addition to the factors discussed in this Annual Report on Form 10-K, the trading prices of the securities of technology companies in general have been highly volatile.
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
•global macroeconomic factors and the market conditions in our industry, including inflation and variations in interest rates;
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
Shares held by our employees, executive officers, directors, and the majority of our security holders are currently tradeable in the public market, subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), various vesting agreements, as well as our insider trading policy. Sales of a substantial number of shares, or the perception that sales may occur, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units (“RSUs”) or performance stock units (“PSUs”) will be available for immediate resale in the U.S. in the open market.
Further, certain holders of our Class A common stock are, subject to certain conditions, entitled under contracts providing for registration rights, to require us to register shares owned by them for public sale in the U.S.
We may also issue our shares of common stock or securities convertible into shares of our common stock in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing shareholders and cause the market price of our Class A common stock to decline.
If securities or industry analysts do not publish research about our company, or publish inaccurate or unfavorable research, then the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will depend, in part, on the research and reports that securities or industry analysts publish about our company, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on our company on a regular basis, demand for our Class A common stock could decrease, which might cause our market price or trading volume to decline.
Provisions in our corporate charter documents and under Washington law could make an acquisition of our company, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management.
Provisions in our amended and restated articles of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price. In addition, because our board of directors is responsible for appointing the members of our senior management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions:

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
Moreover, because we are incorporated in the State of Washington, we are governed by the provisions of the Revised Code of Washington Chapter 23B.19, the Washington Business Corporation Act (“WBCA”), which prohibits a “target corporation” from engaging in any of a broad range of business combinations with any “acquiring person,” which is defined as a person or group of persons who beneficially owns 10% or more of the voting securities of the “target corporation,” for a period of five years following the date on which the shareholder became an “acquiring person.”
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to this Annual Report on Form 10-K for the fiscal year ended January 31, 2023, titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
Our amended and restated articles of incorporation provide that, unless we consent in writing to an alternative forum: the federal courts located in the State of Washington are the sole and exclusive forum for claims under the Securities Act; and the federal and state courts located within the State of Washington (“Washington Courts”) are the sole and exclusive forum for any internal corporate proceedings (as defined in the WBCA), subject to the Washington Courts having personal jurisdiction over the indispensable parties named as defendants and the claim not being one that is vested in the exclusive jurisdiction of a court or forum other than the Washington Courts, or for which the Washington Courts do not have subject matter jurisdiction. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated articles of incorporation.

This choice of forum provision may limit our shareholders’ ability to bring a claim in a judicial forum that it finds favorable for internal corporate proceedings, which may discourage lawsuits even though an action, if successful, might benefit our shareholders. Shareholders who do bring a claim in Washington Courts could face additional litigation costs in pursuing the claim, particularly if they do not reside in or near the State of Washington. Washington Courts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and any judgments or results may be more favorable to us than to our shareholders. Alternatively, if a court were to find this provision of our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could have an adverse effect on our business, financial condition or operating results.
Risks Related to Governmental Regulation
We are subject to laws and regulations affecting our business, including those related to marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with these laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our platform and services.
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
In addition, we have internal policies and publicly posted documentation regarding our collection, processing, use, disclosure, deletion, and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or face allegations of failure to do so. The publication of our privacy practices and other documentation that include commitments about data privacy and security may subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition, and operating results.
In the U.S., we are subject to various laws, regulations, and agency rules and opinions that apply to the collection, processing, disclosure, and security of certain types of data, including: the Electronic Communications Privacy Act; the Computer Fraud and Abuse Act; the Gramm Leach Bliley Act (“GLBA”); the Health Insurance Portability and Accountability Act (“HIPAA”); and various state laws relating to privacy and data security, including the CCPA and the CPRA.
Internationally, many countries have established data privacy and security legal frameworks with which we, our customers, and our partners may need to comply. For example, we are subject to the GDPR, U.K. General Data Protection Regulation (“U.K. GDPR”), and U.K. Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of these statutes could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit), and civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data out of the EU or U.K. (as applicable) to a “third country,” including the U.S. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the U.K. to the U.S. While we endeavor to appropriately safeguard these data transfers, we may not be able to do so in compliance with the evolving framework of data privacy laws and data transfer requirements, and any failure to do so would jeopardize our ability to sell products and services to customers in certain jurisdictions, could lead to significant penalties or liabilities, and could have an adverse effect on our business, financial condition or operating results Additionally, the relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations, including those regarding data transfers to and from the U.K., will develop in the medium to longer term. This uncertainty may lead to additional costs and increase our overall risk exposure.
We expect that new laws, regulations, and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications, and information security in the U.S., the EU, and other jurisdictions, and we cannot currently determine the impact these future laws, regulations, and standards may have on our business. Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security may result in: governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR); litigation; fines and penalties; adverse publicity; and loss of trust with our customers and partners. Any of the foregoing results could have an adverse effect on our reputation and business.
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our platform and services and could harm our business.
U.S. federal, state, and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices regarding Internet neutrality, could decrease the demand for, or the usage of, our platform and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations, or changes in the application of existing laws and regulations to the Internet and services provided via the Internet, could also require us to modify, in some instances substantially, our platform to maintain compliance. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or for commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications or reduce demand for Internet-based services and platforms such as ours.
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
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect transaction taxes in all jurisdictions in which we have sales, based on our understanding that these taxes are not applicable or an exemption applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added, or other taxes where we have not historically done so, it could result in: substantial tax liabilities for past sales; customers deciding not to purchase our products; or harm to our business, operating results, and financial condition.
Further, an increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers to collect transaction taxes such as sales, consumption, value added, or similar taxes. If new laws are adopted in a jurisdiction where we do not collect these taxes, we may not have sufficient lead time to implement systems and processes to collect these taxes. Failure to comply with these laws or administrative practices, or a successful assertion by jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities, including for past sales, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where we are already subject to sales tax or other indirect tax obligations were to successfully challenge our positions, our tax liability could increase substantially.
Our ability to use our net operating loss to offset future taxable income may be subject to certain limitations.
As of January 31, 2023, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $473.8 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs may be subject to limitations arising from previous ownership changes.
Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state laws. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize any tax benefit from the use of our NOLs.
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
Global tax developments applicable to multinational businesses could have an adverse impact on our financial condition, results of operations, and cash flows. Such developments, for example, include without limitation certain Organization for Economic Cooperation and Development proposals regarding the implementation of the global minimum tax under the Pillar Two model rules. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Given these developments, we believe that tax authorities in the U.S. and other jurisdictions are likely to increase audit efforts, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

The application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines, penalties, or interest for past amounts. If we are unsuccessful in collecting these taxes due from our customers, we could be held liable for outstanding amounts, which could adversely affect our operating results and harm our business.
Failure to comply with Federal Acquisition Regulation clauses or anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the U.S., could subject us to penalties and other adverse consequences.
We are subject to contractual clauses promulgated under the Federal Acquisition Regulations (“FAR”), the Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-money laundering laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable anti-corruption and anti-money laundering laws and regulations. As we expand our international business activities, our potential liabilities under these laws and regulations will increase.
In addition, we use various third parties to sell our products and services and conduct our business abroad and with the federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even though these activities would violate our internal policies and even if we do not explicitly authorize these activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any non-compliance.
Any breach of applicable FAR clauses or violation of the FCPA, the laws underlying the applicable FAR clauses, or other applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, and suspension or debarment from eligibility for U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Governmental export or import controls could limit our ability to compete in foreign markets and subject us to liability if we violate them.
Our products and services may be subject to U.S. export controls, including U.S. Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, and we incorporate encryption technology into certain features. U.S. export controls may require submissions classifying our products and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization or licenses for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services, or, in some cases, prevent the use of our products and services in some countries or regions altogether. If we fail to comply with these regulations, then we may be subject to criminal and civil penalties.
Furthermore, economic sanctions prohibit the distribution of certain products and the provisioning of technology and services to countries, governments, and persons identified by government sanction programs, including trade sanctions regulations maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control. If we fail to comply with these economic sanctions or fail to maintain controls sufficient to monitor our sanctions compliance on an ongoing basis, we may suffer reputational harm and the government may fine or impose other civil or criminal penalties on us, including a denial of certain export privileges. While our controls and policies are designed to prevent the use of certain products and services in sanctioned countries, or by governments or persons identified by government sanction programs, we may not be able to prevent distribution or use in violation of these sanctions from occurring, and these controls may not be fully effective. Additionally, trade sanctions and similar regulations may experience periods of rapid and complex change, and we may experience difficulties or delays implementing updated compliance protocols.
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
The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with these counterparties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security and privacy obligations and regulatory compliance obligations. These commitments are memorialized both in legal agreements and documentation describing the features and functionality of our platform. If we fail to meet our commitments, then our counterparties could notify us of an alleged contract breach; make claims or demands for damages arising from their use of our platform; or otherwise dispute any contractual provision or the accuracy of our documentation; and the resolution of these failures, disputes, claims or demands in a manner adverse to us could negatively affect our operating results. Even the existence of these issues, or resolution in a manner favorable to us could negatively affect our operating results due to the loss of customer goodwill, termination of revenue-generating contracts, or the costs associated with defending or enforcing our contractual rights.
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
Our agreements with customers, vendors, and partners may also include provisions under which we agree to provide certain defense and indemnity obligations for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other commitments or liabilities relating to or arising from our contractual obligations. Indemnity payments and defense costs may be substantial and could harm our business, operating results, and financial condition. Any dispute involving a customer and relating to our indemnity obligations could have adverse effects on our relationship with that customer and other existing or potential customers and may harm our business and operating results. There can be no assurance that contractual provisions will protect us from liability for damages in the event we are sued by parties with which we contract, or if we are called upon to fulfill indemnification obligations.
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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Adverse economic and market conditions and reductions in productivity spending may harm our business.
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The U.S. has experienced, and may currently be experiencing, cyclical downturns resulting in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, increased inflation and interest rates, and other difficulties that may affect one or more of the industries to which we sell products and services.
In addition, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kind or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation. While the Company’s deposits with SVB are not a significant percentage of its cash and cash equivalents and short-term investments, the Company will maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain diversity in our deposit accounts at multiple financial institutions, but there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.
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
Continued uncertainty due to general macroeconomic conditions makes it difficult for us and our customers to accurately forecast and plan future business activities, which could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events could harm our business and operating results. In addition, there can be no assurance that cloud-based collaborative work management and productivity spending levels will increase following any recovery.

Political developments, including wars and conflicts and their associated effects, may harm our business.
Political developments, wars and conflicts, other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. These conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict, and any resulting laws, sanctions, or regulations, impacts our ability to do business in certain jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area surrounding the conflict. As we monitor developments, we may be required to adjust our business plans to achieve compliance with applicable law, sanctions, regulations, and as necessary to support our customers and employees.
The impact of wars, conflicts, domestic and international political developments, and governmental changes may not be fully realized for several years or more. Uncertainty about these impacts may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our global operations. These adverse conditions could result in reductions in sales of our platform and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from investors, employees, and other stakeholders on corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. In addition, the SEC has proposed additional disclosure requirements regarding ESG factors, including the impact our business has on the environment, making it important for reporting companies to increase transparency regarding ESG data. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us and instead invest in our competitors if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recent proposals, which would require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing any newly required disclosures. If we elect not to or are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead of with us. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of these initiatives or goals, or we could be criticized for the scope of the initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.

Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, which is an earthquake-prone region. We also rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In addition, we utilize banking and financial services to manage our business and financial operations. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, a failure of banking or other financial institutions, social unrest, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure: system interruptions; reputational harm; delays in our product development; lengthy interruptions in our platform and services; breaches of data security; loss of critical data; delays in payment processing or the inability to access financial assets; and inability to continue our operations, all of which could harm our operating results. In addition, the long-term effects of climate change on general economic conditions and the technology industry are unclear, and this may heighten or intensify existing risk of natural disasters.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Bellevue, Washington, where we currently lease approximately 123,000 square feet under lease agreements that expire at various times from 2026 through 2029. We also lease facilities on a long-term basis in Boston, Massachusetts; London, England; and Sydney, Australia; and in several other locations on a short-term basis. We believe that our facilities are suitable to meet our current needs, and that, should it be needed, adequate additional or alternative space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
From time to time in the normal course of business, we may be subject to various legal matters such as threatened or pending claims or proceedings. For further information on our legal proceedings, see Note 14, Commitments and Contingencies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market information
Our Class A common stock is listed on the New York Stock Exchange under the symbol "SMAR." Our Class B common stock is not listed or traded on any stock exchange.
Holders of record
As of March 15, 2023, we had 110 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
We have presented below the cumulative total return to our shareholders from April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2023 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.

Securities authorized for issuance under equity compensation plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Recent sales of unregistered securities
None.
Issuer purchases of equity securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words including, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended January 31, 2022 compared to the year ended January 31, 2021 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC on March 25, 2022.
Overview
Smartsheet is the enterprise platform for modern work management. By aligning people and technology, so organizations can move faster and drive innovation, Smartsheet enables its millions of users across teams of all sizes to plan, capture, manage, automate, and report on work at scale, resulting in more efficient processes and better business outcomes. It serves as a single source of truth, integrating with the other tools teams are using, which fosters accountability and engagement, ultimately leading to more efficient decision-making and better business outcomes. We were founded in 2005 with a vision to build a universal application for work management that does not require coding capabilities.
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance with Enterprise subscriptions, which provides components that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These components include Control Center, Dynamic View, Data Shuttle, Connectors, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables workers to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project.
COVID-19 and Other Macroeconomic Conditions
Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the coronavirus (“COVID-19”) pandemic, the current Russia/Ukraine conflict, interest rates, inflation, and foreign currency exchange rate fluctuations. Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers primarily purchase services from us on a subscription basis over a period of time. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The implications of the COVID-19 pandemic and macroeconomic events on our business, results of operations and overall financial outlook remain uncertain over the long term and may have an adverse impact in future periods. Refer to Part I, Item 1A, “Risk Factors” for further discussion of the potential impact of the COVID-19 pandemic and other general macroeconomic factors on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	January 31,
	2023	2022	2021
Average annualized contract value per domain-based customer	$8,377	$6,977	$5,103
Dollar-based net retention rate for all customers (trailing 12 months)	125%	134%	123%
Customers with annualized contract values of $100 thousand or more	1,484	1,026	588
Customers with annualized contract values of $50 thousand or more	3,206	2,354	1,515
Customers with annualized contract values of $5 thousand or more	18,093	15,150	11,874
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

Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, share-based compensation expense, and related benefits, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, and travel-related costs.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related costs, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as we continue to invest in and optimize our technology and infrastructure.
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, costs of outside services used to supplement our internal staff, travel-related expenses, software-related costs, amortization of acquisition-related intangibles, and amortization of capitalized software. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in employee-related costs, brand awareness, and demand generation costs. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.
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
Interest income
Interest income primarily consists of interest income from our investment holdings.

Other income (expense), net
Other income (expense), net consists of foreign exchange gains and losses, interest expense, and other non-operating income and expenses.
Income tax provision (benefit)
Income tax provision (benefit) consists primarily of U.S. federal and state income taxes as well as foreign income taxes. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2023	2022

	(in thousands)
Revenue
Subscription	$713,735	$507,375
Professional services	53,180	43,457
Total revenue	766,915	550,832
Cost of revenue
Subscription(1)	114,384	77,460
Professional services(1)	50,901	39,013
Total cost of revenue	165,285	116,473
Gross profit	601,630	434,359
Operating expenses
Research and development(1)	215,205	165,440
Sales and marketing(1)	479,250	329,751
General and administrative(1)	128,811	109,204
Total operating expenses	823,266	604,395
Loss from operations	(221,636)	(170,036)
Interest income	7,742	48
Other income (expense), net	1,104	(813)
Net loss before income tax provision	(212,790)	(170,801)
Income tax provision	2,849	296
Net loss	$(215,639)	$(171,097)
(1)    Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2023	2022

	(in thousands)
Cost of subscription revenue	$11,248	$6,274
Cost of professional services revenue	6,404	3,788
Research and development	62,165	41,218
Sales and marketing	63,224	40,632
General and administrative	33,514	22,988
Total share-based compensation expense	$176,555	$114,900

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Year Ended January 31,
	2023	2022
Revenue
Subscription	93%	92%
Professional services	7	8
Total revenue	100	100
Cost of revenue
Subscription	15	14
Professional services	7	7
Total cost of revenue	22	21
Gross profit	78	79
Operating expenses
Research and development	28	30
Sales and marketing	62	60
General and administrative	17	20
Total operating expenses	107	110
Loss from operations	(29)	(31)
Interest income	1	—
Other income (expense), net	—	—
Net loss before income tax provision	(28)	(31)
Income tax provision	—	—
Net loss	(28)%	(31)%
Note: Certain amounts may not sum due to rounding

Comparison of the years ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$713,735	$507,375	$206,360	41%
Professional services	53,180	43,457	9,723	22%
Total revenue	$766,915	$550,832	$216,083	39%
Percentage of total revenue
Subscription revenue	93%	92%
Professional services revenue	7%	8%
Subscription revenue increased $206.4 million, or 41%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in revenue between periods was driven by increased sales of user-based subscription plans, which contributed $119.1 million of the increase, followed by sales of pre-configured capabilities, which contributed $87.3 million of the increase.

Professional services revenue increased $9.7 million, or 22%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase in revenue was primarily driven by an increase in demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$114,384	$77,460	$36,924	48%
Professional services	50,901	39,013	11,888	30%
Total cost of revenue	$165,285	$116,473	$48,812	42%
Gross profit	$601,630	$434,359	$167,271	39%
Gross margin
Subscription	84%	85%
Professional services	4%	10%
Total gross margin	78%	79%
Cost of subscription revenue increased $36.9 million, or 48%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase was primarily due to an increase of $16.4 million in employee-related expenses due to increased headcount, of which $5.0 million was related to share-based compensation expense, an increase of $13.5 million in hosting fees, an increase of $2.7 million in amortization of capitalized software, an increase of $2.4 million in software-related costs, an increase of $0.9 million in credit card processing fees, an increase of $0.6 million in costs of Connectors with third-party applications, an increase of $0.4 million in allocated overhead costs, an increase of $0.3 million in amortization of acquisition-related intangibles, and an increase of $0.1 million in travel-related costs. This was partially offset by a decrease of $0.4 million in costs of outside services to supplement our internal staff.
Our gross margin for subscription revenue was 84% and 85% for the years ended January 31, 2023 and 2022, respectively. The decrease in gross margin during the year ended January 31, 2023 was driven primarily by an increase in employee-related expenses and hosting fees that outpaced the related increase in subscription revenue.
Cost of professional services revenue increased $11.9 million, or 30%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase was primarily due to an increase of $9.7 million in employee-related expenses, of which $2.7 million was related to share-based compensation expense, an increase of $1.8 million in costs of outside services to supplement our internal staff, an increase of $0.3 million in travel-related costs, an increase of $0.2 million in billable expenses, and an increase of $0.1 million in expenses related to providing trainings and certifications to customers during the Smartsheet ENGAGE conference. This was partially offset by a decrease of $0.1 million in both allocated overhead and software costs.
Our gross margin for professional services revenue was 4% and 10% for the year ended January 31, 2023 and 2022, respectively. The decrease in gross margin during the year ended January 31, 2023 was driven primarily by an increase in employee-related expenses and costs of outside services to supplement our internal staff that outpaced the related increase in service revenue.

Operating expenses
Research and development expenses

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$215,205	$165,440	$49,765	30%
Percentage of total revenue	28%	30%
Research and development expenses increased $49.8 million, or 30%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase was primarily due to an increase of $45.9 million in employee-related expenses due to increased headcount, of which $20.9 million was related to share-based compensation expense, an increase of $3.4 million in software-related costs, an increase of $0.4 million in travel-related costs, and an increase of $0.2 million in allocated overhead costs. This was partially offset by a decrease of $0.1 million in amortization of capitalized software costs.
Sales and marketing expenses

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$479,250	$329,751	$149,499	45%
Percentage of total revenue	62%	60%
Sales and marketing expenses increased $149.5 million, or 45%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase was primarily due to an increase of $106.0 million in employee-related expenses due to increased headcount, of which $22.5 million related to increased share-based compensation expense, an increase of $18.9 million in brand awareness, sponsorships, and demand generation costs, an increase of $9.4 million in travel-related costs, an increase of $5.1 million in software-related costs, an increase of $3.6 million in allocated overhead costs, an increase of $3.4 million in costs of outside services used to supplement our internal staff, an increase of $3.4 million in ENGAGE conference-related costs, and an increase of $0.2 million in costs related to taxes and insurance. This was partially offset by a decrease of $0.6 million in amortization of capitalized software.
General and administrative expenses

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$128,811	$109,204	$19,607	18%
Percentage of total revenue	17%	20%
General and administrative expenses increased $19.6 million, or 18%, for the year ended January 31, 2023 compared to the year ended January 31, 2022. The increase was primarily due to an increase of $33.9 million in employee-related expenses due to increased headcount, of which $10.5 million related to increased share-based compensation expense, an increase of $2.5 million in allocated overhead costs, an increase of $2.3 million in software-related costs, an increase of $1.1 million in costs of outside services used to supplement our internal staff, an increase of $0.6 million in travel-related costs, and an increase of $0.3 million in costs related to accounting and tax services. This was partially offset by a decrease of $19.7 million in legal fees, of which $8.4 million related to insurance recoveries for an indemnification claim, a decrease of $1.0 million in taxes, licenses, and insurance, a decrease of $0.5 million in bad debt expense, and a decrease of $0.1 million in amortization of capitalized software.

Interest income

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$7,742	$48	$7,694	16,029%
Percentage of total revenue	1%	—%
For the year ended January 31, 2023 compared to the year ended January 31, 2022, the increase in interest income of $7.7 million was driven by an increase in interest income related to our short-term investments.
Other income (expense), net

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$1,104	$(813)	$1,917	*N/M
Percentage of total revenue	—%	—%
*N/M = Not meaningful
For the year ended January 31, 2023 compared to the year ended January 31, 2022, the change in other income (expense), net was primarily driven by a $2.0 million change from an unrealized foreign currency loss to a gain and an increase of $0.9 million in other income largely due to a gain related to the termination of an operating lease. This was partially offset by a decrease of $0.8 million in other income primarily due to a loss on disposal of assets related to lease restructuring.

Income tax provision (benefit)

	Year Ended January 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$2,849	$296	$2,553	863%
Percentage of total revenue	—%	—%
The income tax provision increased $2.6 million for the year ended January 31, 2023 compared to the year ended January 31, 2022. This was driven by an increase of $2.0 million in U.S. federal and state income tax expense related primarily to the capitalization of research and experimental expenditures under IRC Section 174, which were not offset by net operating loss or tax credit carryforwards. There was also a $0.6 million increase in income taxes in foreign jurisdictions.

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

Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and lease restructuring costs, as applicable. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Year Ended January 31,
	2023	2022	2021

	(dollars in thousands)
Gross profit	$601,630	$434,359	$299,974
Add:
Share-based compensation expense(1)	18,972	10,776	6,531
Amortization of acquisition-related intangible assets(2)	5,340	5,080	3,656
Lease restructuring costs(3)	410	—	—
Non-GAAP gross profit	$626,352	$450,215	$310,161

Gross margin	78%	79%	78%
Non-GAAP gross margin	82%	82%	80%
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
(3)     Includes charges related to the reassessment of our real estate lease portfolio.

Non-GAAP operating loss and non-GAAP operating margin
We define non-GAAP operating loss as loss from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, and litigation expenses and settlements related to matters that are outside the ordinary course of business, as applicable. Non-GAAP operating margin represents non-GAAP operating loss as a percentage of total revenue.

	Year Ended January 31,
	2023	2022	2021

	(dollars in thousands)
Loss from operations	$(221,636)	$(170,036)	$(120,472)
Add:
Share-based compensation expense(1)	177,966	115,704	72,022
Amortization of acquisition-related intangible assets(2)	10,310	10,059	6,266
One-time acquisition costs	622	27	977
Litigation expenses and settlements(3)	(8,400)	10,000	—
Lease restructuring costs(4)	5,144	—	—
Non-GAAP operating loss	$(35,994)	$(34,246)	$(41,207)

Operating margin	(29)%	(31)%	(31)%
Non-GAAP operating margin	(5)%	(6)%	(11)%
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

Non-GAAP net loss
We define non-GAAP net loss as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, litigation expenses and settlements related to matters that are outside the ordinary course of our business, and non-recurring income tax adjustments associated with acquisitions, as applicable.

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net loss	$(215,639)	$(171,097)	$(114,979)
Add:
Share-based compensation expense(1)	177,966	115,704	72,022
Amortization of acquisition-related intangible assets(2)	10,310	10,059	6,266
One-time acquisition costs	622	27	977
Litigation expenses and settlements(3)	(8,400)	10,000	—
Release of valuation allowance(4)	—	—	(4,014)
Lease restructuring costs(5)	5,899	—	—
Non-GAAP net loss	$(29,242)	$(35,307)	$(39,728)

Non-GAAP net loss per share, basic and diluted	$(0.22)	$(0.28)	$(0.33)
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
(5)     Includes charges related to the reassessment of our real estate lease portfolio.

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software, and payments on finance lease obligations, as applicable. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures.

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$23,588	$(3,512)	$(15,648)
Less:
Purchases of property and equipment	(6,137)	(10,563)	(4,176)
Capitalized internal-use software	(7,660)	(6,706)	(7,608)
Payments on principal of finance leases	—	—	(4,129)
Free cash flow	$9,791	$(20,781)	$(31,561)

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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $4.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on new bookings and renewals, changes to the economic environment, and other factors.

	Year Ended January 31,
	2023	2022	2021

	(in thousands)
Total revenue	$766,915	$550,832	$385,513
Add:
Deferred revenue (end of period)	459,729	334,662	223,997
Less:
Deferred revenue (beginning of period)	334,662	223,997	158,809
Calculated billings	$891,982	$661,497	$450,701

Liquidity and Capital Resources
As of January 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $223.2 million and short-term investments totaling $233.2 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services and net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of January 31, 2023, we had deferred revenue of $459.7 million, of which $457.5 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of January 31, 2023, we had fixed minimum lease payments of $74.5 million, of which $19.7 million is due in the next 12 months. Refer to Note 13, Leases, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our operating leases.
Other contractual obligations
In the ordinary course of business, we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of January 31, 2023, we had material contractual obligations of $160.1 million, of which $49.4 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 14, Commitments and Contingencies, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, billing frequency, the introduction of new and enhanced product offerings, the continued market adoption of our product, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and employee-related expenditures. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$23,588	$(3,512)
Net cash used in investing activities	(263,901)	(18,300)
Net cash provided by financing activities	14,056	30,341
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	334	(1,197)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(225,923)	$7,332
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and sales and marketing expenses.
During the year ended January 31, 2023, net cash provided by operating activities was $23.6 million, driven by adjustments for non-cash charges of $264.6 million to our net loss of $215.6 million. This was partially offset by net cash outflows of $25.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation and amortization, and non-cash operating lease costs. Fluctuations in operating assets and liabilities included an increase in deferred revenue of $123.9 million and an increase in accounts receivable of $47.6 million, both due to an increase in billings. Additionally, there was an increase in deferred commissions of $77.6 million, an increase in prepaid expenses and other current assets of $21.4 million, a decrease in operating lease liabilities of $14.4 million, an increase in accounts payable and accrued expenses of $12.3 million primarily due to vendor and employee-related payments, and an increase in other long-term assets of $0.6 million.
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
Investing activities
Net cash used in investing activities during the year ended January 31, 2023 of $263.9 million consisted of purchases of short-term investments of $456.6 million, payment of $20.3 million for the acquisition of Outfit, net of cash and restricted cash acquired, spend on capitalized internal-use software development of $7.7 million, and purchases of property and equipment of $6.1 million. This was partially offset by maturities of short-term investments of $226.0 million, proceeds from the liquidation of a long-term investment of $0.6 million, and proceeds from the sale of property and equipment of $0.2 million.
Net cash used in investing activities during the year ended January 31, 2022 of $18.3 million consisted of purchases of property and equipment of $10.6 million, spend on capitalized internal-use software development of $6.7 million, and purchases of long-term investments of $1.0 million.

Financing activities
Net cash provided by financing activities during the year ended January 31, 2023 of $14.1 million consisted of proceeds from our ESPP of $12.6 million and proceeds from the exercise of stock options of $5.6 million, partially offset by taxes paid related to net share settlement of restricted stock units of $4.2 million.
Net cash provided by financing activities during the year ended January 31, 2022 of $30.3 million was due to $19.1 million in proceeds from the exercise of stock options and $17.4 million in proceeds from our ESPP, partially offset by taxes paid related to net share settlement of restricted stock units of $6.2 million.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. During the year ended January 31, 2021, an indemnification claim was made to the Company related to litigation in which a former director and shareholder are parties. On January 29, 2021, Ryan Hinkle and Insight Venture Partners VII, L.P. and certain affiliates filed a complaint against Smartsheet Inc. in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred related to this indemnification claim. During the year ended January 31, 2022, we paid $10.0 million as part of an overall settlement of these matters, as described in Note 14, Commitments and Contingencies, in this Annual Report on Form 10-K.
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

Deferred commissions
The majority of sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions and related payroll taxes and fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of our technology and other factors. Amortization expense is included in sales and marketing expense in the accompanying statements of operations. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
During the year ended January 31, 2023, the Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the consolidated financial statements. For the year ended January 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.09 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during the six months ended January 31, 2023.
Deferred commissions were $121.8 million and $91.3 million as of January 31, 2023 and 2022, respectively. Amortization expense for deferred commissions was $47.1 million, $43.7 million, and $30.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. No significant impairments of commissions assets were recorded during the years ended January 31, 2023, 2022, or 2021.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. We use the Black-Scholes option pricing model to measure the fair value of stock option awards and shares granted under our ESPP. The fair value of restricted stock units (“RSUs”) is measured using the closing market price of the Company’s common stock on the date of the grant. The Company uses the Monte Carlo simulation technique to calculate the fair value of market-based awards, which include our performance share units (“PSUs”).
We make several estimates in determining share-based compensation expense using the Black-Scholes pricing model and Monte Carlo simulation technique, and these estimates generally require significant analysis and judgment to develop. These assumptions and estimates are as follows:
Expected term. The expected term of options represents the period that share-based awards are expected to be outstanding. We estimate the expected term for stock options using the simplified method due to the lack of historical exercise activity for our company. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. The expected term for PSUs is estimated by using the related performance period.
Risk-free interest rate. For options and our shares granted under our ESPP, the risk-free interest rate is based on the implied yield available at the time of the grant in the U.S. Treasury securities at maturity with a term equivalent to the expected term. The risk-free rate used for PSUs is the continuously compounded yield on zero-coupon U.S. Treasury bonds that corresponds with the longest expected term.
Expected volatility. For options and PSUs, the expected volatility is based on an average volatility of stock prices for a group of publicly traded peer companies. In considering peer companies, we assess characteristics such as industry, state of development, size, and financial leverage. We estimate the volatility of our ESPP purchase rights using our own volatility history.

Dividend yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.
If any assumptions used in the Black-Scholes option pricing model or Monte Carlo simulation technique were to change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.
In addition to the assumptions described above, we must also estimate a forfeiture rate to calculate the share-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.
For awards that vest solely based on continued service, the fair value of the award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain market conditions, we recognize share-based compensation expense over the requisite service period using the graded-vesting method. The Company recognizes share-based compensation expense related to shares issued pursuant to our ESPP plan on a straight-line basis over the offering period.
Total share-based compensation expense was $176.6 million, $114.9 million, and $72.0 million for the years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, there was a total of $491.8 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.7 years. Share-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the department of the individual earning the award.
Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $456.4 million as of January 31, 2023, of which $409.7 million was invested in money market funds, U.S. Treasury Securities, agency securities, corporate bonds, and commercial paper. We had cash and cash equivalents totaling $449.1 million as of January 31, 2022, of which $415.1 million was invested in money market funds. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2023, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British Pound Sterling, Euro, Australian dollar, and Canadian dollar, as well as expenses denominated in the British Pound Sterling, Australian dollar, and Costa Rican Colón. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. We have not engaged in the hedging of foreign currency transactions to date as our exposure to foreign currency exchange rates has historically been partially hedged by both our U.S. dollar and foreign currency denominated inflows covering our U.S. dollar and foreign currency denominated outflows, respectively. We may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Smartsheet Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Smartsheet Inc. and subsidiaries (the "Company") as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Subscription Revenue — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company derives its revenues predominantly from subscription services. Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company recognizes subscription revenue on a ratable basis over the subscription contract term, beginning on the date the access to their platform is provided, assuming all other revenue recognition criteria have been met. The Company uses automated systems to process and record subscription revenue transactions. For the year ended January 31, 2023, subscription revenue was $713.7 million.
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

/s/ Deloitte & Touche LLP
Portland, Oregon
March 22, 2023
We have served as the Company's auditor since fiscal 2021.

SMARTSHEET INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue
Subscription	$713,735	$507,375	$352,782
Professional services	53,180	43,457	32,731
Total revenue	766,915	550,832	385,513
Cost of revenue
Subscription	114,384	77,460	59,374
Professional services	50,901	39,013	26,165
Total cost of revenue	165,285	116,473	85,539
Gross profit	601,630	434,359	299,974
Operating expenses
Research and development	215,205	165,440	118,722
Sales and marketing	479,250	329,751	230,281
General and administrative	128,811	109,204	71,443
Total operating expenses	823,266	604,395	420,446
Loss from operations	(221,636)	(170,036)	(120,472)
Interest income	7,742	48	1,444
Other income (expense), net	1,104	(813)	296
Loss before income tax provision (benefit)	(212,790)	(170,801)	(118,732)
Income tax provision (benefit)	2,849	296	(3,753)
Net loss	$(215,639)	$(171,097)	$(114,979)
Net loss per share, basic and diluted	$(1.66)	$(1.36)	$(0.95)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	130,071	125,632	120,663
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(215,639)	$(171,097)	$(114,979)
Other comprehensive income
Net unrealized losses on available-for-sale securities	(169)	—	—
Foreign currency translation adjustments	270	—	—
Other comprehensive income	101	—	—
Comprehensive loss	$(215,538)	$(171,097)	$(114,979)
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$223,156	$449,074
Short-term investments	233,225	—
Accounts receivable, net of allowances of $6,285 and $7,561, respectively	198,643	151,138
Prepaid expenses and other current assets	55,063	34,390
Total current assets	710,087	634,602
Restricted cash	197	17
Deferred commissions	121,785	91,312
Property and equipment, net	39,395	36,835
Operating lease right-of-use assets	54,278	67,171
Intangible assets, net	39,069	44,096
Goodwill	142,415	125,605
Other long-term assets	2,983	3,194
Total assets	$1,110,209	$1,002,832
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,125	$1,506
Accrued compensation and related benefits	68,347	66,744
Other accrued liabilities	27,437	18,901
Operating lease liabilities, current	19,220	18,003
Deferred revenue	457,534	332,285
Total current liabilities	574,663	437,439
Operating lease liabilities, non-current	47,564	58,237
Deferred revenue, non-current	2,195	2,377
Other long-term liabilities	129	—
Total liabilities	624,551	498,053
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2023 and January 31, 2022	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 131,845,028 shares issued and outstanding as of January 31, 2023; 500,000,000 shares authorized, 127,809,525 shares issued and outstanding as of January 31, 2022	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2023; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2022	—	—
Additional paid-in capital	1,243,730	1,047,313
Accumulated other comprehensive income	101	—
Accumulated deficit	(758,173)	(542,534)
Total shareholders’ equity	485,658	504,779
Total liabilities and shareholders’ equity	$1,110,209	$1,002,832
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2020	118,194,159	$—	$770,518	$(256,458)	$—	$514,060
Issuance of common stock under employee stock plans	4,435,143	—	30,330	—	—	30,330
Taxes paid related to net share settlement of equity awards	—	—	(2,150)	—	—	(2,150)
Issuance of restricted stock awards, net of cancellations	92,318	—	—	—	—	—
Issuance of common stock for acquisition	551,282	—	25,872	—	—	25,872
Share-based compensation expense	—	—	73,796	—	—	73,796
Net loss and comprehensive loss	—	—	—	(114,979)	—	(114,979)
Balances at January 31, 2021	123,272,902	—	898,366	(371,437)	—	526,929
Issuance of common stock under employee stock plans	4,536,623	—	38,248	—	—	38,248
Taxes paid related to net share settlement of equity awards	—	—	(6,171)	—	—	(6,171)
Share-based compensation expense	—	—	116,870	—	—	116,870
Net loss and comprehensive loss	—	—	—	(171,097)	—	(171,097)
Balances at January 31, 2022	127,809,525	—	1,047,313	(542,534)	—	504,779
Issuance of common stock under employee stock plans	4,035,503	—	20,577	—	—	20,577
Taxes paid related to net share settlement of equity awards	—	—	(4,177)	—	—	(4,177)
Share-based compensation expense	—	—	180,017	—	—	180,017
Comprehensive income	—	—	—	—	101	101
Net loss	—	—	—	(215,639)	—	(215,639)
Balances at January 31, 2023	131,845,028	$—	$1,243,730	$(758,173)	$101	$485,658
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(215,639)	$(171,097)	$(114,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	176,555	114,900	71,750
Depreciation and amortization	24,856	21,765	17,255
Net amortization of premiums (discounts) on investments	(2,768)	—	—
Amortization of deferred commission costs	47,093	43,680	30,691
Unrealized foreign currency (gain) loss	(1,198)	1,048	(161)
Loss on disposal of assets	779	—	268
Non-cash operating lease costs	18,914	14,905	11,924
Impairment of long-lived assets	1,544	—	—
Other, net	(1,208)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(47,597)	(48,575)	(43,112)
Prepaid expenses and other current assets	(21,437)	(19,884)	(3,678)
Other long-term assets	(590)	467	(5,819)
Accounts payable	154	(1,331)	(4,915)
Other accrued liabilities	8,432	1,950	5,543
Accrued compensation and related benefits	3,739	19,906	5,811
Deferred commissions	(77,566)	(74,463)	(42,965)
Deferred revenue	123,853	110,664	60,534
Other long-term liabilities	89	(3,904)	3,904
Operating lease liabilities	(14,417)	(13,543)	(7,699)
Net cash provided by (used in) operating activities	23,588	(3,512)	(15,648)
Cash flows from investing activities
Purchases of short-term investments	(456,649)	—	—
Maturities of short-term investments	226,048	—	—
Proceeds from early termination of short-term investments	—	—	50,532
Purchases of long-term investments	—	(1,000)	—
Purchases of property and equipment	(6,137)	(10,563)	(4,176)
Proceeds from sale of property and equipment	217	—	1,250
Proceeds from liquidation of a long-term investment	622	—	—
Capitalized internal-use software development costs	(7,660)	(6,706)	(7,608)
Purchases of intangible assets	—	(31)	—
Payments for business acquisitions, net of cash and restricted cash acquired	(20,342)	—	(125,055)
Net cash used in investing activities	(263,901)	(18,300)	(85,057)
Cash flows from financing activities
Payments on principal of finance leases	—	—	(4,129)
Payments of deferred offering costs	—	—	(59)
Proceeds from exercise of stock options	5,633	19,132	17,373
Taxes paid related to net share settlement of restricted stock units	(4,177)	(6,171)	(2,150)
Proceeds from contributions to Employee Stock Purchase Plan	12,600	17,380	14,758
Net cash provided by financing activities	14,056	30,341	25,793
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	334	(1,197)	471
Net increase (decrease) in cash, cash equivalents, and restricted cash	(225,923)	7,332	(74,441)
Cash, cash equivalents, and restricted cash at beginning of period	449,680	442,348	516,789
Cash, cash equivalents, and restricted cash at end of period	$223,757	$449,680	$442,348

Supplemental disclosures
Cash paid for interest	$—	$—	$114
Cash paid for income tax	551	196	168
Right-of-use assets obtained in exchange for new operating lease liabilities	7,230	994	35,415
Right-of-use assets reductions related to operating leases	4,696	—	—
Accrued purchases of property and equipment, including internal-use software	1,271	1,164	1,080
Share-based compensation capitalized in internal-use software development costs	3,359	1,970	1,986
Fair value of shares issued as consideration for acquisition	—	—	25,872

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
The consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, including those located in the United States, the United Kingdom, Germany, Australia, Japan, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our consolidated financial statements. All such adjustments are of a normal, recurring nature.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve the measurement of fair values of share-based compensation award grants; determination of the amortization period for capitalized sales commission costs; and revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings, among others.
The Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the consolidated financial statements. For the year ended January 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.09 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during the six months ended January 31, 2023.

Liquidity
The Company continues to be subject to the risks and challenges associated with companies at a similar stage of development, including the ability to raise additional capital to support future growth. Since inception through January 31, 2023, the Company has incurred losses from operations and accumulated a deficit of $758.2 million. The Company finances its operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, option exercises, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”). The Company believes its existing cash will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.
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
The allowance for doubtful accounts is based on the Company’s estimated expected credit losses derived upon assessment of various factors including historical trends on collectibility, composition of accounts receivable by aging, current market conditions, reasonable and supportable forecasts of future economic conditions, and other factors. The estimated credit losses are recorded to the allowance for doubtful accounts in the consolidated balance sheets, with an offsetting decrease in related deferred revenue and a reduction of revenue or charge to general and administrative expense in the consolidated statements of operations.
Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	January 31,
	2023	2022	2021
Beginning balance	$7,561	$6,933	$2,989
Additions	5,440	7,700	6,540
Write-offs	(6,716)	(7,072)	(2,596)
Ending balance	$6,285	$7,561	$6,933

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
Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are paid on initial contracts and on any upsell contracts with a customer. No sales commissions are paid on customer renewals. Sales commissions and related payroll taxes and incremental fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expense in the consolidated statements of operations. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Overhead allocations
The Company allocates shared costs, such as facilities (including lease costs, utilities, and depreciation on equipment shared by all departments) and information technology, to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category in the consolidated statements of operations.
Cash, cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded in interest income in the consolidated statements of operations.
Restricted cash
Restricted cash, which primarily relates to Australian employee contributions to our ESPP, was $0.6 million, $0.6 million, and $0.1 million as of January 31, 2023, 2022, and 2021, respectively.
Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the consolidated balance sheets. Cash as reported on the consolidated statements of cash flows consists of the following (in thousands):

	January 31,
	2023	2022	2021
Cash and cash equivalents	$223,156	$449,074	$442,200
Restricted cash included in prepaid expenses and other current assets	404	589	130
Restricted cash	197	17	18
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$223,757	$449,680	$442,348

Short-term investments
The Company’s short-term investments primarily consist of U.S. Treasury securities, corporate bonds, commercial paper, and agency securities that have original maturities greater than three months at the time of purchase. These investments are classified as available-for-sale securities and we reevaluate such classification as of each balance sheet date. The Company considers all investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in its consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not be more likely than not required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in other income (expense), net in the consolidated statements of operations when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive loss in the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.
Business combinations
When we acquire a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of the assets acquired and liabilities assumed, especially with respect to the identifiable intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the cost savings expected to be derived from acquiring an asset, its expected remaining economic useful life, and the appropriate discount rate to employ in the valuation analyses in order to properly account for the risk associated with the asset’s expected future cash flows. These estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and consolidated statements of comprehensive loss.
Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and acquired intangible assets
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis (September 1), or whenever events or changes in circumstances indicate that impairment may exist. Events or changes in circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, the Company calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. No impairment charges were recorded for the years ended January 31, 2023, 2022, or 2021.
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
Internal-use software costs of $11.0 million and $8.6 million were capitalized in the years ended January 31, 2023 and 2022, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which is typically three years. The related amortization expense is recognized in the consolidated statements of operations within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $7.7 million, $5.7 million, and $3.6 million for the years ended January 31, 2023, 2022, and 2021, respectively.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. All of the Company’s existing leases are classified as operating leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. As our operating leases do not provide an implicit rate, we estimate our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2023, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our operating leases typically include non-lease components such as common-area maintenance costs.
The Company accounts for subleases from the perspective of a lessor. The Company has two subleases, which are both classified as operating leases. The Company records sublease income as a reduction of lease expense using the straight-line method over the term of the sublease.

Impairment of long-lived assets
Long-lived assets, such as property and equipment, intangible assets, operating lease ROU assets, and internal-use software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. When the carrying amount exceeds the undiscounted cash flows, the assets are adjusted to their estimated fair value and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. We recorded an impairment charge of $1.5 million during the year ended January 31, 2023, related to the ROU assets and underlying property and equipment associated with our subleased office spaces as described further in Note 13, Leases, to the consolidated financial statements.
Self-funded health insurance
The Company’s health insurance plan is partially self-funded. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not yet paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2023 and 2022, the Company’s net self-insurance reserve estimate was $2.3 million which was included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the consolidated statements of operations. Advertising and marketing expenses, inclusive of lead generation costs, were $77.9 million, $55.6 million, and $31.6 million for the years ended January 31, 2023, 2022, and 2021, respectively.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. We use the Black-Scholes option pricing model to measure the fair value of stock option awards and shares granted under our ESPP. The fair value of restricted stock units (“RSUs”) is measured using the closing market price of the Company’s common stock on the date of the grant. The Company uses the Monte Carlo simulation technique to calculate the fair value of market-based awards, which include our performance share units (“PSUs”).
For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain market-conditions, we recognize share-based compensation expense over the requisite service period using the graded-vesting method. The Company recognizes share-based compensation expense related to shares issued pursuant to our ESPP on a straight-line basis over the offering period. We recognize share-based compensation expense based on estimated forfeitures. Share-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the department of the individual earning the award. The Company makes several estimates in determining share-based compensation and these estimates generally require significant analysis and judgment to develop.
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
No individual customer represented more than 10% of accounts receivable as of January 31, 2023 or 2022. No individual customer represented more than 10% of revenue for the years ended January 31, 2023, 2022, or 2021.
Net loss per share
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of the Company’s common stock shares outstanding during the respective period. For periods where we report net income, the Company will use the treasury stock method to calculate diluted net income per share by adjusting basic net income per share for the potential dilutive impacts of outstanding stock options, RSUs, PSUs, and shares issuable pursuant to our ESPP. Since we have reported a net loss for all periods presented, all potentially dilutive shares are antidilutive and therefore no adjustment to the denominator is made. Diluted net loss per share and basic net loss per share are the same number for all periods presented.
Foreign currency translation
The functional currency of the Company’s foreign operations is primarily the U.S. dollar, while a few of our wholly owned subsidiaries use their respective local currency as their functional currency. We present our consolidated financial statements in U.S. dollar. For subsidiaries where the functional currency is a foreign currency, the Company translates the foreign currency financial statements to U.S. dollar using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income as a component of shareholders’ equity in the consolidated balance sheets and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations for the period.
Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard effective August 1, 2022. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
3. Revenue from Contracts with Customers
During the years ended January 31, 2023, 2022, and 2021 the Company recognized $328.1 million, $216.6 million, and $155.2 million of subscription revenue, respectively, and $4.7 million, $4.8 million, and $3.4 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2022, 2021, and 2020, respectively.

As of January 31, 2023, approximately $528.9 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $520.5 million related to subscription services and $8.4 million related to professional services. Approximately 92% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $121.8 million and $91.3 million as of January 31, 2023 and 2022, respectively.
Amortization expense for deferred commissions was $47.1 million, $43.7 million, and $30.7 million for the years ended January 31, 2023, 2022, and 2021, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations. No significant impairments of commissions assets were recorded during the years ended January 31, 2023, 2022, or 2021.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(215,639)	$(171,097)	$(114,979)
Denominator:
Weighted-average shares outstanding	130,071	125,632	120,663
Net loss per share, basic and diluted	$(1.66)	$(1.36)	$(0.95)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2023	2022	2021
Shares subject to outstanding common stock awards	15,045	11,855	11,299
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	386	52	162
Total potentially dilutive shares	15,431	11,907	11,461

6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of January 31, 2023. The following table presents the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments as of January 31, 2023 (in thousands):

	January 31, 2023
Description	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$137,490	$—	$—	$137,490
Agency securities	3,497	—	—	3,497
Total cash equivalents	140,987	—	—	140,987
Short-term investments:
Corporate bonds	66,051	46	(79)	66,018
U.S. Treasury securities	62,520	2	(144)	62,378
Commercial paper	78,454	—	—	78,454
Agency securities	26,369	12	(6)	26,375
Total short-term investments	233,394	60	(229)	233,225
Total	$374,381	$60	$(229)	$374,212
*Excludes interest receivable of $1.1 million, which is included in Prepaid expenses and other current assets on the consolidated balance sheets.
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the year ended January 31, 2023. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. None of the short-term investments held as of January 31, 2023 were in a continuous unrealized loss position for greater than 12 months. There were no material realized gains or losses from available for sale securities that were reclassified out of accumulated other comprehensive income during the year ended January 31, 2023.
The following table presents the contractual maturities of the Company’s short-term investments as of January 31, 2023 (in thousands):

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$207,487	$207,325
Due between one to five years	25,907	25,900
Total	$233,394	$233,225
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

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$137,490	$—	$—	$137,490
Agency securities		3,497		3,497
Total cash equivalents	137,490	3,497	—	140,987
Short-term investments:
Corporate bonds	—	66,018	—	66,018
U.S. Treasury securities	—	62,378	—	62,378
Commercial paper	—	78,454	—	78,454
Agency securities	—	26,375	—	26,375
Total short-term investments	—	233,225	—	233,225
Total assets	$137,490	$236,722	$—	$374,212

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$378,294	$—	$—	$378,294
Total assets	$378,294	$—	$—	$378,294
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above. It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the years ended January 31, 2023 or 2022.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 9, Business Combinations, and Note 10, Goodwill and Net Intangible Assets, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. The fair value of the operating lease ROU assets and associated property and equipment was estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. See Note 13, Leases, to the consolidated financial statements for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.
8. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2023	2022
Computer equipment	$12,954	$13,728
Computer software, purchased and developed	33,260	27,663
Furniture and fixtures	6,526	9,082
Leasehold improvements	9,612	9,969
Total property and equipment	62,352	60,442
Less: accumulated depreciation	(22,957)	(23,607)
Total property and equipment, net	$39,395	$36,835
Depreciation expense was $13.7 million, $10.9 million, and $11.0 million for the years ended January 31, 2023, 2022, and 2021, respectively.

9. Business Combinations
Outfit
On September 1, 2022, the Company acquired 100% of the outstanding equity of On Brand Holdings, Inc. and its subsidiaries, collectively doing business as Outfit, pursuant to an Agreement and Plan of Merger. The Company acquired Outfit to enhance Brandfolder’s templating and creative automation solution. We incurred acquisition costs of $0.6 million during the year ended January 31, 2023. The total purchase consideration for the acquisition of Outfit was $20.6 million in cash, net of customary purchase price adjustments.
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

September 1, 2022
Cash and restricted cash	$266
Intangible assets	5,190
Goodwill	16,434
Other net tangible assets and liabilities assumed	(1,283)
Total	$20,607
The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expected synergies with Brandfolder’s product offerings. The goodwill is not deductible for income tax purposes. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The primary areas that remain preliminary as of January 31, 2023 relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes, and goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.
We engaged a third-party valuation specialist to aid our analysis of the fair value of the acquired intangibles. All estimates, key assumptions, and forecasts were either provided by or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of management and not those of any third party.
The estimated useful lives and fair values of the identifiable intangible assets at acquisition date were as follows (dollars in thousands):

	Fair Value	Expected Useful Life	Discount Rate
Software technology	$3,200	5 years	14.7%
Customer relationships	1,990	7 years	14.7%
Total intangible assets	$5,190
The identified intangible assets, software technology and customer relationships, were valued as follows:
Software technology - we valued the finite-lived software technology using the relief-from-royalty method under the income approach. This method estimates fair value by forecasting avoided royalties, reducing them by maintenance-related research and development expenses and taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of assumptions with respect to the future revenue forecast, technology life, royalty rate, and the discount rate.

Customer relationships - we valued the finite-lived customer relationships using the multi-period excess-earnings method. This method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of the assumptions with respect to the future cash flows forecast, base year annual recurring revenue, customer churn rate, and the discount rate.
The related software technology amortization expense is recognized over its useful life within cost of revenue in the consolidated statements of operations. The amortization expense related to the customer relationship intangible asset is recognized over the useful life within sales and marketing in the consolidated statements of operations. The weighted-average amortization period of the acquired intangible assets is 5.8 years.
We have included the financial results of Outfit in our consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Outfit have not been presented as the effect of this acquisition was not significant to our financial results.
Brandfolder
On September 14, 2020, we acquired 100% of the outstanding equity of Brandfolder, Inc. (“Brandfolder”), pursuant to an Agreement and Plan of Merger (the “Brandfolder Merger Agreement”). Combining Brandfolder capabilities with Smartsheet creates dynamic solutions that manage workflows around content and collaboration. The Company has included the financial results of Brandfolder in our consolidated financial statements from the acquisition date. We incurred acquisition costs of $1.0 million during the year ended January 31, 2021, and less than $0.1 million during the year ended January 31, 2022. These costs included legal and accounting fees and other costs directly related to the acquisition and are recognized within general and administrative expense in the consolidated statements of operations. The acquisition date fair value of the consideration transferred for Brandfolder was approximately $152.5 million, which consisted of the following (in thousands):

Fair Value
Cash	$126,589
Class A Common Stock	25,872
Total	$152,461
The fair value of the Class A common stock issued as part of the consideration paid for Brandfolder was determined on the basis of the closing market price of Smartsheet’s Class A common stock on the acquisition date.
Of the cash paid at closing, $0.7 million was held in a third-party escrow account after closing to secure our indemnification rights under the Brandfolder Merger Agreement, all of which was released from escrow during the year ended January 31, 2022.
Additionally, we granted certain continuing Brandfolder employees restricted stock awards with service conditions, which total 96,620 shares of our Class A common stock with an aggregate grant date fair value of $4.5 million that will be accounted for as post-acquisition share-based compensation expense over the vesting period. We incurred share-based compensation expense related to these awards of $1.2 million, $1.5 million, and $0.5 million during the years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
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
The related software technology amortization expense is recognized over its useful life within cost of revenues in the consolidated statements of operations. The amortization expense related to customer relationships and trade name intangible assets are recognized over their useful lives within sales and marketing in our consolidated statements of operations. The weighted-average amortization period of the acquired intangible assets is 6.4 years.
The amounts of revenue and earnings of Brandfolder included in the Company’s consolidated statements of operations from the acquisition date of September 14, 2020 to January 31, 2021 are as follows (in thousands):

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

10. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the years ended January 31, 2023 and 2022 were as follows (in thousands):

Goodwill balance as of January 31, 2021	$125,605
Additions and measurement period adjustments	—
Goodwill balance as of January 31, 2022	125,605
Additions and measurement period adjustments - acquisition of Outfit	16,434
Effects of foreign currency translation	376
Goodwill balance as of January 31, 2023	$142,415
No goodwill impairments were recorded during the years ended January 31, 2023, 2022, or 2021.
The following table presents the components of net intangible assets (in thousands):

	As of January 31, 2023			As of January 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$28,673	$(14,547)	$14,126	$25,400	$(9,195)	$16,205
Acquired customer relationships	34,186	(12,265)	21,921	32,150	(7,735)	24,415
Trade names	4,100	(1,157)	2,943	4,100	(711)	3,389
Patents	170	(135)	35	170	(127)	43
Domain name	44	—	44	44	—	44
Total	$67,173	$(28,104)	$39,069	$61,864	$(17,768)	$44,096
The components of intangible assets acquired as of the periods presented were as follows (dollars in thousands):

	As of January 31, 2023		As of January 31, 2022
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$14,126	2.8	$16,205	3.3
Acquired customer relationships	21,921	4.7	24,415	5.5
Trade names	2,943	6.6	3,389	7.6
Total	$38,990	4.2	$44,009	4.9
Amortization expense related to intangible assets was $10.3 million, $10.1 million, and $6.3 million for the years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

2024	$10,887
2025	9,686
2026	7,969
2027	5,803
2028	3,491
Thereafter	1,189
Total	$39,025

11. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan (“2005 Plan”), the 2015 Equity Incentive Plan (“2015 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan”). Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, generally vest based on continuous employment over three or four years, and expire 10 years from the date of grant.
The Company has also issued restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan. Employee RSUs are measured based on the grant date fair value of the awards and generally vest based on continuous employment over three or four years.
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
The Company issued market-based performance share units (“PSUs”) to certain executives pursuant to the 2018 Plan during the year ended January 31, 2023. The target number of market-based PSUs granted was 251,027. The number of shares that can be earned range from 0% to 200% of the target number of shares, based on the relative growth of the Company’s total shareholder return as compared to the total shareholder return of the S&P Software and Services Select Index. These awards have two separate performance periods. The first tranche of awards has a one year performance period starting on the date of grant and ending on the first anniversary of the date of grant. The second tranche of awards has a two year performance period starting on the date of grant and ending on the second anniversary of the date of grant. These awards also include a service condition and vest on a graded vesting schedule, subject to continuous employment, over a three year period. The fair value of the PSUs granted was determined using a Monte Carlo simulation approach.
Stock options
The following table includes a summary of the option activity during the year ended January 31, 2023:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2022	4,573,482	$20.87	6.2	$192,982
Granted	253,049	36.34
Exercised	(859,115)	9.46
Forfeited or canceled	(148,128)	47.80
Outstanding at January 31, 2023	3,819,288	23.42	5.7	90,985
Exercisable at January 31, 2023	3,050,682	15.72	4.9	88,960
Vested and expected to vest at January 31, 2023	3,701,994	22.44	5.6	90,641
The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2023, 2022, and 2021 was $18.16, $29.71, and $18.95, respectively. The total grant date fair value of stock options vested was $9.1 million, $10.1 million, and $11.1 million during the years ended January 31, 2023, 2022, and 2021, respectively.
The intrinsic value of options exercised was $27.0 million, $141.1 million, and $141.3 million during the years ended January 31, 2023, 2022, and 2021, respectively.

Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2023:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2022	7,281,232	$60.95
Granted	7,965,718	39.16
Vested	(2,813,339)	57.03
Forfeited or canceled	(1,458,454)	57.82
Outstanding at January 31, 2023	10,975,157	46.56
An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2023, 2022, and 2021 was $39.16, $68.21, and $43.19, respectively. The total fair value of RSUs vested during the years ended January 31, 2023, 2022, and 2021 was $160.4 million, $78.0 million, and $48.1 million, respectively.
Performance Share Units
The following table includes a summary of the PSU activity during the year ended January 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2022	—	$—
Granted	251,027	53.34
Vested	—	—
Forfeited or canceled	—	—
Outstanding at January 31, 2023	251,027	53.34
The weighted-average grant date fair value of PSUs granted during the year ended January 31, 2023 was $53.34.
Restricted stock awards
The following table includes a summary of RSA activity during the year ended January 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2022	56,288	$46.93
Granted	—	—
Vested	(28,144)	46.93
Forfeited or canceled	(8,249)	46.93
Outstanding at January 31, 2023	19,895	46.93

The weighted-average grant date fair value of RSAs granted during the year ended January 31, 2021 was $46.93. The total fair value of RSAs vested during the years ended January 31, 2023 and 2022 was $1.3 million and $1.6 million, respectively. No RSAs vested during the year ended January 31, 2021.
2018 Employee Stock Purchase Plan
In April 2018, we adopted our ESPP. The ESPP became effective on April 26, 2018, with the effective date of our IPO.
Under our ESPP, eligible employees are able to acquire shares of the Company’s Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1) and consists of one six-month purchase period, unless otherwise determined by our board of directors or our compensation committee. Prior to January 2022, each offering period commenced on March 25 and September 25. The change in offering periods required an abbreviated, one-time purchase period from September 25, 2021 through December 31, 2021 to align to the new offering periods. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
The following table includes a summary of the activity of shares available for issuance under our 2018 Plan and our ESPP during the year ended January 31, 2023:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2022	15,067,025	4,040,430
Authorized	6,390,477	1,278,096
Granted	(8,469,794)	(467,751)
Forfeited	1,606,582	—
Balance at January 31, 2023	14,594,290	4,850,775
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
As of January 31, 2023, $2.0 million has been withheld on behalf of employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the consolidated balance sheet.

Valuation assumptions
The fair value of employee stock options and ESPP purchase rights was estimated using a Black-Scholes option pricing model. The fair value of the PSUs was estimated using a Monte Carlo simulation valuation model. The fair values of the Company’s stock options, ESPP purchase rights, and PSUs granted during the years ended January 31, 2023, 2022, and 2021 were estimated using the following assumptions:

	Year Ended January 31,
	2023	2022	2021
Employee Stock Options
Risk-free interest rate	1.8%-3.7%	1.0%-1.4%	0.6%-0.7%
Expected volatility	44.2%-46.3%	43.1%-43.5%	43.0%-43.5%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	0.2%-2.5%	0.0%-0.1%	0.1%-1.9%
Expected volatility	50.0%-72.8%	46.9%-68.0%	39.9%-68.0%
Expected term (in years)	0.50	0.27-0.50	0.50
Expected dividend yield	—%	—%	—%
Performance Share Units
Risk-free interest rate	4.3%	—	—
Expected volatility	52.5%	—	—
Expected volatility (S&P Software and Services Select Index)	31.8%	—	—
Expected term (in years)	1.00-2.00	—	—
Expected dividend yield	—%	—	—
The risk-free interest rate used in the Black-Scholes option pricing model is based on the U.S. Treasury yield that corresponds with the expected term at the time of grant. The risk-free rate used in the Monte Carlo simulation valuation model is the continuously compounded yield on zero-coupon U.S. Treasury bonds that corresponds with the longest expected term. The expected term of an option is determined using the simplified method, which is calculated as the average of the contractual life and the vesting period. The expected term for the ESPP purchase rights is estimated using the offering period, which is typically six months. The expected term for the PSUs is estimated by using the related performance period. We estimate volatility for options and PSUs using volatilities of a group of public companies in a similar industry, stage of life cycle, and size; and volatility of ESPP purchase rights using our own volatility history. The Company does not currently pay dividends and does not expect to for the foreseeable future. In addition to the assumptions used in the Black-Scholes option pricing and the Monte Carlo simulation models, we must also estimate a forfeiture rate to calculate the share-based compensation expense for awards. Our forfeiture rate is derived from historical employee termination behavior. If the actual number of forfeitures differs from these estimates, additional adjustments to compensation expense will be required.

Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of subscription revenue	$11,248	$6,274	$4,385
Cost of professional services revenue	6,404	3,788	2,146
Research and development	62,165	41,218	25,072
Sales and marketing	63,224	40,632	25,921
General and administrative	33,514	22,988	14,498
Total share-based compensation	$176,555	$114,900	$72,022
We have excluded $3.5 million for the year ended January 31, 2023, and $2.0 million for each of the years ended January 31, 2022 and 2021, of capitalized software development costs from stock-based compensation expense.
As of January 31, 2023, there was a total of $491.8 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.7 years.
12. Income Taxes
The components of loss before income tax provision (benefit) were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$(216,167)	$(174,043)	$(120,958)
Foreign	3,377	3,242	2,226
Loss before income tax provision (benefit)	$(212,790)	$(170,801)	$(118,732)
The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
Federal	$876	$—	$—
State	1,239	175	115
Foreign	1,085	49	63
Total current tax provision (benefit)	3,200	224	178
Deferred and other:
Federal	—	—	(3,117)
State	—	—	(898)
Foreign	(351)	72	84
Total deferred tax provision (benefit)	(351)	72	(3,931)
Total income tax provision (benefit)	$2,849	$296	$(3,753)
Income tax expense for the year ended January 31, 2023 was primarily related to taxable profits in the U.S. as a result of the capitalization of research and experimental expenditures under IRC Section 174 as well as income taxes in foreign jurisdictions.
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
The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Income tax at statutory federal rate	$(44,686)	$(35,868)	$(24,934)
Tax credits	(7,660)	(5,697)	(5,657)
Change in valuation allowance	44,898	71,738	51,296
Share-based compensation	7,558	(30,092)	(24,057)
Global intangible low taxed income inclusion	2,276	—	—
Other	463	215	(401)
Total income tax provision (benefit)	$2,849	$296	$(3,753)
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences and related deferred tax assets and liabilities as of January 31, 2023 and 2022 were as follows (in thousands):

	January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$121,171	$147,348
Deferred revenue	117,579	82,904
Capitalized research & experimental expenditures	45,906	—
Tax credits	29,267	23,677
Lease liabilities	17,273	19,379
Share-based compensation	17,282	16,595
Accrued compensation	8,983	5,711
Other	982	1,097
Total deferred tax assets	358,443	296,711
Valuation allowance	(302,196)	(247,130)
Total deferred tax assets, net	56,247	49,581
Deferred tax liabilities:
Capitalized commissions	(30,836)	(23,242)
Lease right-of-use assets	(14,320)	(17,023)
Intangibles	(7,637)	(8,265)
Property and equipment	(2,250)	(1,186)
Other	(989)	—
Total deferred tax liabilities	(56,032)	(49,716)
Net deferred tax assets (liabilities)	$215	$(135)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $55.1 million during the year ended January 31, 2023. The increase in the valuation allowance was primarily related to an increase in deferred tax assets capitalization of research and experimental expenditures required under IRC Section 174, offset by a decrease in deferred tax assets related to net operating losses.
As of January 31, 2023, we had net operating loss carryforwards (“NOLs”) of $473.8 million for U.S. federal income taxes and $307.8 million for state and local income taxes. U.S. federal NOLs of $419.3 million may be carried forward indefinitely, and U.S. federal NOLs of $54.5 million will expire on various dates starting in 2025. The state NOL carryforwards will begin to expire in 2025.
As of January 31, 2023, the Company’s tax credit carryforwards for income tax purposes were approximately $29.2 million net of uncertain tax positions for research and development credits. If not used, the tax credit carryforwards will begin to expire in 2038.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended January 31,
	2023	2022	2021
Balance, beginning of the year	$7,204	$5,283	$3,339
Increases to tax positions taken during the current year	2,218	2,010	2,046
Increases to tax positions taken in prior years	461	—	11
Decreases to tax positions taken in prior years		(89)	(113)
Balance, end of year	$9,883	$7,204	$5,283

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
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2023 or 2022. As of January 31, 2023 and 2022, the Company had $9.9 million and $7.2 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $9.9 million and $7.2 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2023, 2022, and 2021.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The Company evaluated the IRA and concluded it does not have a material impact on the Company’s consolidated financial statements.

13. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. During the year ended January 31, 2021, the Company had finance leases primarily related to data center equipment, which were paid off in that year.
Our leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Operating lease cost	$22,508	$18,739	$15,586
Finance lease cost:
Amortization of assets	—	—	3,093
Interest on lease liabilities	—	—	114
Short-term lease cost	950	371	1,493
Variable lease cost	2,833	2,850	2,606
Sublease income	(527)	—	—
Total lease costs	$25,764	$21,960	$22,892

Other information related to leases was as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases*	$19,735	$17,610	$14,249
Operating cash flows related to finance leases	—	—	114
Financing cash flows related to finance leases	—	—	4,129
Right-of-use assets obtained in exchange for new operating lease liabilities	7,230	994	35,415
Right-of-use assets reductions related to operating leases	4,696	—	—
Supplemental balance sheet information related to our operating leases was as follows:

	January 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.5	5.3
Weighted-average discount rate	5.3%	5.0%
As of January 31, 2023, the reconciliation of the undiscounted cash flows to the total operating lease liabilities were as follows (in thousands):

Operating Leases
Fiscal 2024	$19,683
Fiscal 2025	17,029
Fiscal 2026	14,577
Fiscal 2027	10,868
Fiscal 2028	6,078
Thereafter	6,235
Total payments	74,470
Less: imputed interest	(7,686)
Total operating lease liabilities	$66,784

As of January 31, 2023, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Fiscal 2024	$1,495
Fiscal 2025	1,592
Fiscal 2026	1,645
Fiscal 2027	700
Thereafter	—
Total	$5,432
During the year ended January 31, 2023, the Company reassessed its real estate footprint which resulted in real estate restructuring activities. The Company entered into two sublease agreements for certain fully furnished floors in Bellevue, Washington. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows for each subleased floor to its carrying value and determined that the respective asset groups were not recoverable. We compared the estimated fair value, based on the present value of the estimated cash flows from each sublease, to its carrying value, which resulted in a $1.5 million consolidated impairment charge. The impairment charges were included in general and administrative expenses in the consolidated statements of operations.
During the year ended January 31, 2023, the Company also abandoned certain floors in Bellevue, Washington for which there was no intent or ability to sublease. The remaining lease cost was accelerated between the decision date and abandonment date. Additionally, the Company terminated the lease in connection with its Denver, Colorado office facility. These two real estate restructuring activities led to lease charges of $3.5 million, which were allocated based on headcount to each cost of revenue and operating expense category in the consolidated statements of operations.
14. Commitments and Contingencies
Lease commitments
We have entered into various non-cancelable lease agreements related to our corporate offices and certain equipment. For additional information regarding our lease agreements, see Note 13, Leases.

Purchase commitments
We have entered into certain non-cancelable multi-year agreements with third-party providers primarily for our use of cloud-based hosting services. As of January 31, 2023, our future estimated purchase commitments related to these contracts by fiscal year are as follows (in thousands):

Fiscal 2024	$49,390
Fiscal 2025	64,350
Fiscal 2026	46,366
Fiscal 2027	—
Fiscal 2028	—
Thereafter	—
Total	$160,106
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. In December 2021, we paid $10.0 million as part of an overall settlement of these matters. We do not expect any additional losses related to this that would have a material impact on our financial position, results of operations, or cash flows. During the year ended January 31, 2023, we recovered $4.5 million related to insurance coverage of this claim. In February 2023, we settled an additional insurance reimbursement claim related to this case. As a result of this settlement, we have recorded an insurance reimbursement receivable of $3.9 million in prepaid and other current assets in our consolidated balance sheets as of January 31, 2023. The impact of these insurance recoveries is included in general and administrative expenses in our consolidated statement of operations.
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
15. 401(k) and Pension Plans
In March 2008, the Company initiated a 401(k) plan for the benefit of all United States employees. In the second quarter of fiscal 2021, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible pay during the period. We recognized an expense of $9.5 million, $6.7 million, and $4.4 million related to matching contributions during the years ended January 31, 2023, 2022, and 2021 respectively.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. In January 2020, the Company began contributing to a pension plan for the benefit of its employees based in Australia. We recognized an expense related to employer contributions of $2.5 million, $1.6 million, and $1.0 million during the years ended January 31, 2023, 2022, and 2021, respectively.
16. Related Party Transactions
Certain members of the board of directors serve as directors of, or are executive officers of, and in some cases are investors in, companies that are customers or vendors of the Company. Certain of the Company’s executive officers also serve as directors of, or serve in an advisory capacity to, companies that are customers or vendors of the Company. Related-party transactions were not material as of and for the years ended January 31, 2023, 2022, and 2021.

17. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2023	2022	2021

United States	$640,604	$454,246	$314,177
EMEA	65,574	51,603	37,463
Asia Pacific	29,946	21,326	15,325
Americas other than the United States	30,791	23,657	18,548
Total	$766,915	$550,832	$385,513
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	January 31,
	2023	2022

United States	$60,246	$79,278
EMEA	5,583	3,828
Asia Pacific	4,510	1,153
Americas other than the United States	274	28
Total	$70,613	$84,287
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.
18. Subsequent Events
In February 2023, we settled an insurance reimbursement claim related to the IVP Parties indemnification claim described in Note 14, Commitments and Contingencies. As a result of this settlement, an insurance reimbursement receivable of $3.9 million was recorded in prepaid and other current assets in our consolidated balance sheets as of January 31, 2023. For further information on our legal proceedings, see Note 14, Commitments and Contingencies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), we conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of January 31, 2023.

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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2023 at the reasonable assurance level.
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
 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2023, our internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of January 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
 Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.

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
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	10-Q	001-38464	3.2	June 12, 2018
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant dated May 19, 2017, as amended by the First Amendment to Amended and Restated Investors’ Rights Agreement October 26, 2017	S-1	333-223914	4.2	March 26, 2018
4.3	Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38464	4.3	March 31, 2020
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder					X
10.5⸶	2018 Employee Stock Purchase Plan, as amended	10-Q	001-38464	10.1	September 8, 2021
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	10-K	001-38464	10.19	April 1, 2019
10.9⸶	Offer Letter by and between the Registrant and Pete Godbole, dated November 6, 2020	10-K	001-38464	10.22	March 25, 2021
10.10⸶	Offer Letter by and between the Registrant and Andrew Bennett, dated November 11, 2021	10-K	001-38464	10.12	March 25, 2022
10.11⸶	Offer Letter by and between the Registrant and Stephen Branstetter, dated November 11, 2021	10-K	001-38464	10.13	March 25, 2022
10.12⸶	Offer Letter by and between the Registrant and Jolene Marshall, dated November 11, 2021	10-K	001-38464	10.14	March 25, 2022
10.13⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018

10.14⸶	2019 Amended and Restated Annual Incentive Plan	8-K	001-38464	10.1	October 13, 2020
10.15	City Center Bellevue Building Office Lease by and between the Registrant and AAT CC Bellevue, LLC, as amended	10-K	001-38464	10.18	March 25, 2022
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2023, formatted in Inline XBRL (included in Exhibit 101)					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2023

SMARTSHEET INC.

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 22, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	March 22, 2023
Mark P. Mader	(Principal Executive Officer)

/s/ Pete Godbole	Chief Financial Officer and Treasurer	March 22, 2023
Pete Godbole	(Principal Financial and Accounting Officer)

/s/ Michael Gregoire	Chair of the Board of Directors	March 22, 2023
Michael Gregoire

/s/ Alissa Abdullah	Director	March 22, 2023
Alissa Abdullah

/s/ Geoffrey T. Barker	Director	March 22, 2023
Geoffrey T. Barker

/s/ Brent Frei	Director	March 22, 2023
Brent Frei

/s/ Elena Gomez	Director	March 22, 2023
Elena Gomez

/s/ Matthew McIlwain	Director	March 22, 2023
Matthew McIlwain

/s/ Rowan Trollope	Director	March 22, 2023
Rowan Trollope

/s/ James N. White	Director	March 22, 2023
James N. White

/s/ Magdalena Yesil	Director	March 22, 2023
Magdalena Yesil