Form 10-Q
period 2023-04-30
SMARTSHEET INC
filed 2023-06-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of June 1, 2023, there were 133,608,334 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, our business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words including, but not limited to, “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and variations of these terms or the negative of these terms and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue
Subscription	$206,001	$155,276
Professional services	13,885	13,034
Total revenue	219,886	168,310
Cost of revenue
Subscription	33,167	25,138
Professional services	12,714	12,020
Total cost of revenue	45,881	37,158
Gross profit	174,005	131,152
Operating expenses
Research and development	56,190	52,519
Sales and marketing	114,952	115,391
General and administrative	34,978	33,044
Total operating expenses	206,120	200,954
Loss from operations	(32,115)	(69,802)
Interest income	5,217	388
Other income (expense), net	(536)	(828)
Loss before income tax provision	(27,434)	(70,242)
Income tax provision	2,436	215
Net loss	$(29,870)	$(70,457)
Net loss per share, basic and diluted	$(0.23)	$(0.55)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	132,542	128,519
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(29,870)	$(70,457)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale securities	189	(342)
Foreign currency translation adjustments	(646)	—
Other comprehensive loss	(457)	(342)
Comprehensive loss	$(30,327)	$(70,799)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$294,946	$223,156
Short-term investments	194,593	233,225
Accounts receivable, net of allowances of $5,586 and $6,285, respectively	152,104	198,643
Prepaid expenses and other current assets	68,025	55,063
Total current assets	709,668	710,087
Restricted cash	189	197
Deferred commissions	129,058	121,785
Property and equipment, net	39,162	39,395
Operating lease right-of-use assets	51,123	54,278
Intangible assets, net	36,097	39,069
Goodwill	141,518	142,415
Other long-term assets	3,135	2,983
Total assets	$1,109,950	$1,110,209
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,727	$2,125
Accrued compensation and related benefits	53,106	68,347
Other accrued liabilities	28,783	27,437
Operating lease liabilities, current	19,299	19,220
Deferred revenue	453,831	457,534
Total current liabilities	556,746	574,663
Operating lease liabilities, non-current	43,372	47,564
Deferred revenue, non-current	1,530	2,195
Other long-term liabilities	337	129
Total liabilities	601,985	624,551
Commitments and Contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2023 and January 31, 2023	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 132,912,458 shares issued and outstanding as of April 30, 2023; 500,000,000 shares authorized, 131,845,028 shares issued and outstanding as of January 31, 2023	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of April 30, 2023; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2023	—	—
Additional paid-in capital	1,296,364	1,243,730
Accumulated other comprehensive income (loss)	(356)	101
Accumulated deficit	(788,043)	(758,173)
Total shareholders’ equity	507,965	485,658
Total liabilities and shareholders’ equity	$1,109,950	$1,110,209
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Three Months Ended April 30, 2023
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	131,845,028	$—	$1,243,730	$(758,173)	$101	$485,658
Issuance of common stock under employee stock plans	1,067,430	—	589	—	—	589
Taxes paid related to net share settlement of equity awards	—	—	(621)	—	—	(621)
Share-based compensation expense	—	—	52,666	—	—	52,666
Other comprehensive loss	—	—	—	—	(457)	(457)
Net loss	—	—	—	(29,870)	—	(29,870)
Balances as of April 30, 2023	132,912,458	$—	$1,296,364	$(788,043)	$(356)	$507,965

	Three Months Ended April 30, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	1,057,624	—	3,714	—	—	3,714
Taxes paid related to net share settlement of equity awards	—	—	(1,366)	—	—	(1,366)
Share-based compensation expense	—	—	44,648	—	—	44,648
Other comprehensive loss	—	—	—	—	(342)	(342)
Net loss	—	—	—	(70,457)	—	(70,457)
Balances as of April 30, 2022	128,867,149	$—	$1,094,309	$(612,991)	$(342)	$480,976
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(29,870)	$(70,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	51,779	43,900
Depreciation and amortization	6,410	6,078
Net amortization of premiums (discounts) on investments	(2,028)	(49)
Amortization of deferred commission costs	11,429	13,077
Unrealized foreign currency loss	381	589
Non-cash operating lease costs	3,155	3,899
Other, net	872	—
Changes in operating assets and liabilities:
Accounts receivable	45,746	31,489
Prepaid expenses and other current assets	(6,981)	(13,103)
Other long-term assets	(267)	32
Accounts payable	(246)	5,688
Other accrued liabilities	1,581	5,595
Accrued compensation and related benefits	(20,552)	(23,790)
Deferred commissions	(18,701)	(15,895)
Deferred revenue	(4,452)	11,761
Other long-term liabilities	210	—
Operating lease liabilities	(3,895)	(3,867)
Net cash provided by (used in) operating activities	34,571	(5,053)
Cash flows from investing activities
Purchases of short-term investments	(62,010)	(207,274)
Maturities of short-term investments	96,885	—
Proceeds from liquidation of a long-term investment	—	622
Purchases of property and equipment	(853)	(1,691)
Proceeds from sale of property and equipment	16	94
Capitalized internal-use software development costs	(2,397)	(2,323)
Net cash provided by (used in) investing activities	31,641	(210,572)
Cash flows from financing activities
Proceeds from exercise of stock options	532	1,370
Taxes paid related to net share settlement of restricted stock units	(621)	(1,366)
Proceeds from contributions to Employee Stock Purchase Plan	5,783	6,804
Net cash provided by financing activities	5,694	6,808
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(108)	(821)
Net increase (decrease) in cash, cash equivalents, and restricted cash	71,798	(209,638)
Cash, cash equivalents, and restricted cash at beginning of period	223,757	449,680
Cash, cash equivalents, and restricted cash at end of period	$295,555	$240,042

Supplemental disclosures
Cash paid for income tax	$69	$68
Accrued purchases of property and equipment, including internal-use software	503	789
Share-based compensation expense capitalized in internal-use software development costs	803	748
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,464
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2023 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 22, 2023.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, including those located in the United States, the United Kingdom, Germany, Australia, Japan, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of results to be expected for the full year ending January 31, 2024, or for any other interim period, or for any future year.
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
The Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the condensed consolidated financial statements. For the quarter ended April 30, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.04 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during subsequent periods.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to Note 2, Summary of Significant Accounting Policies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
No individual customer represented more than 10% of accounts receivable as of April 30, 2023 or January 31, 2023. No individual customer represented more than 10% of revenue for the three months ended April 30, 2023 or 2022.
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended April 30, 2023 that have had a material impact on our condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended April 30, 2023 and 2022, the Company recognized $178.4 million and $131.0 million of subscription revenue, respectively, and $5.7 million and $3.7 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.
As of April 30, 2023, approximately $525.8 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $518.2 million related to subscription services and $7.6 million related to professional services. Approximately 92% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $129.1 million as of April 30, 2023 and $121.8 million as of January 31, 2023.
Amortization expense for deferred commissions was $11.4 million and $13.1 million for the three months ended April 30, 2023 and 2022, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss	$(29,870)	$(70,457)
Denominator:
Weighted-average shares outstanding	132,542	128,519
Net loss per share, basic and diluted	$(0.23)	$(0.55)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	April 30,
	2023	2022
Shares subject to outstanding common stock awards	13,902	11,569
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	378	216
Total potentially dilutive shares	14,280	11,785
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of April 30, 2023. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	April 30, 2023
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$243,011	$—	$—	$243,011
Total cash equivalents	243,011	—	—	243,011
Short-term investments:
Corporate bonds	45,435	49	(29)	45,455
U.S. Treasury securities	48,462	17	(44)	48,435
Commercial paper	57,495	—	—	57,495
Agency securities	43,181	38	(11)	43,208
Total short-term investments	194,573	104	(84)	194,593
Total	$437,584	$104	$(84)	$437,604
*Excludes interest receivable of $1.3 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	January 31, 2023
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
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three months ended April 30, 2023 and 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three months ended April 30, 2023 and 2022. None of the short-term investments held as of April 30, 2023 or January 31, 2023 were in a continuous unrealized loss position for greater than 12 months.
The following tables present the contractual maturities of the Company’s short-term investments (in thousands):

	April 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$175,472	$175,479
Due between one to five years	19,101	19,114
Total	$194,573	$194,593

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$207,487	$207,325
Due between one to five years	25,907	25,900
Total	$233,394	$233,225

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

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$243,011	$—	$—	$243,011
Total cash equivalents	243,011	—	—	243,011
Short-term investments:
Corporate bonds	—	45,455	—	45,455
U.S. Treasury securities	—	48,435	—	48,435
Commercial paper	—	57,495	—	57,495
Agency securities	—	43,208	—	43,208
Total short-term investments	—	194,593	—	194,593
Total assets	$243,011	$194,593	$—	$437,604

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$137,490	$—	$—	$137,490
Agency securities	—	3,497	—	3,497
Total cash equivalents	137,490	3,497	—	140,987
Short-term investments:
Corporate bonds	—	66,018	—	66,018
U.S. Treasury securities	—	62,378	—	62,378
Commercial paper	—	78,454	—	78,454
Agency securities	—	26,375	—	26,375
Total short-term investments	—	233,225	—	233,225
Total assets	$137,490	$236,722	$—	$374,212
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three months ended April 30, 2023 or 2022.
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
The excess purchase price consideration was recorded as goodwill, and is primarily attributable to the acquired assembled workforce and expected synergies with Brandfolder’s product offerings. The goodwill is not deductible for income tax purposes. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The primary areas that remain preliminary as of April 30, 2023 relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes, and goodwill. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the acquisition date.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Customer relationships - we valued the finite-lived customer relationships using the multi-period excess-earnings method. This method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of assumptions with respect to the future cash flows forecast, base year annual recurring revenue, customer churn rate, and the discount rate.
The related software technology amortization expense is recognized over its useful life within cost of revenue in the condensed consolidated statements of operations. The amortization expense related to the customer relationship intangible asset is recognized over its useful life within sales and marketing in the condensed consolidated statements of operations. The weighted-average amortization period of the acquired intangible assets is 5.8 years.
We have included the financial results of Outfit in our condensed consolidated financial statements from the date of acquisition. Separate financial results and pro forma financial information for Outfit have not been presented as the effect of this acquisition was not significant to our financial results.
9. Goodwill and Net Intangible Assets
Changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2023 were as follows (in thousands):

Goodwill balance as of January 31, 2023	$142,415
Effects of foreign currency translation	(897)
Goodwill balance as of April 30, 2023	$141,518
The following table presents the components of net intangible assets (in thousands):

	April 30, 2023			January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$28,499	$(15,958)	$12,541	$28,673	$(14,547)	$14,126
Acquired customer relationships	34,077	(13,429)	20,648	34,186	(12,265)	21,921
Trade names	4,100	(1,268)	2,832	4,100	(1,157)	2,943
Patents	170	(138)	32	170	(135)	35
Domain name	44	—	44	44	—	44
Total	$66,890	$(30,793)	$36,097	$67,173	$(28,104)	$39,069
The following table presents the components of acquired intangible assets (dollars in thousands):

	April 30, 2023		January 31, 2023
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$12,541	2.6	$14,126	2.8
Acquired customer relationships	20,648	4.5	21,921	4.7
Trade names	2,832	6.4	2,943	6.6
Total	$36,021	4.0	$38,990	4.2

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense related to intangible assets was $2.7 million and $2.5 million for the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2024	$8,128
Fiscal 2025	9,635
Fiscal 2026	7,918
Fiscal 2027	5,752
Fiscal 2028	3,455
Thereafter	1,165
Total	$36,053
10. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan, the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”). Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, generally vest based on continuous employment over three or four years years, and expire 10 years from the date of grant.
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
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2023	3,819,288	$23.42
Granted	—	—
Exercised	(81,554)	6.98
Forfeited or canceled	(10,125)	67.00
Outstanding at April 30, 2023	3,727,609	23.66
Exercisable at April 30, 2023	3,038,960	16.76

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2023:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2023	10,975,157	$46.56
Granted	384,396	45.78
Vested	(1,001,652)	49.16
Forfeited or canceled	(434,590)	47.50
Outstanding at April 30, 2023	9,923,311	46.23
Performance Share Units
The following table includes a summary of the PSU activity during the three months ended April 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	251,027	$53.34
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at April 30, 2023	251,027	53.34
Restricted stock awards
The following table includes a summary of the RSA activity during the three months ended April 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	19,895	$46.93
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at April 30, 2023	19,895	46.93
2018 Employee Stock Purchase Plan
In April 2018, we adopted our 2018 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective on April 26, 2018, with the effective date of our initial public offering.
Under our ESPP, eligible employees are able to acquire shares of Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1), with a purchase date following the end of the period, unless otherwise determined by our board of directors or our compensation committee. The purchase price for shares of our common stock purchased under our ESPP is 85% of the lesser of the fair market value of common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table includes a summary of the Company’s shares available for issuance activity under our 2018 Plan and our ESPP during the three months ended April 30, 2023:

	2018 Plan	2018 ESPP
Balance at January 31, 2023	14,594,290	4,850,775
Authorized	6,592,251	1,318,450
Granted	(384,396)
Forfeited or canceled	444,715
Balance at April 30, 2023	21,246,860	6,169,225
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
As of April 30, 2023, $7.8 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Cost of subscription revenue	$3,459	$2,611
Cost of professional services revenue	1,910	1,477
Research and development	17,432	15,615
Sales and marketing	19,054	14,745
General and administrative	9,924	9,452
Total share-based compensation expense	$51,779	$43,900
We have excluded $0.9 million and $0.7 million of capitalized software development costs from share-based compensation expense in the three months ended April 30, 2023 and 2022, respectively.
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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to valuation allowances on deferred tax assets, U.S. Base Erosion and Anti-Abuse Tax (“BEAT”), state taxes, non-deductible share-based compensation offset by tax credits and Foreign Derived Intangible Income (“FDII”) deductions.
The Company recorded a provision for income taxes of $2.4 million and $0.2 million for the three months ended April 30, 2023 and 2022, respectively. The provision is primarily attributable to BEAT, income taxes in foreign jurisdictions and state income taxes.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The IRA did not have a material impact on the Company’s condensed consolidated financial statements.
12. Leases
The Company has operating leases primarily related to corporate offices and certain equipment. Our leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Operating lease cost	$3,981	$4,879
Short-term lease cost	180	129
Variable lease cost	851	567
Sublease income	(547)	—
Total lease costs	$4,465	$5,575
Other information related to operating leases was as follows (dollars in thousands):

	Three Months Ended April 30,
	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,720	$4,652
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,464
Other supplemental information:
Weighted-average remaining lease term (in years)	4.3	4.9
Weighted-average discount rate	5.2%	4.9%
As of April 30, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2024	$14,939
Fiscal 2025	16,986
Fiscal 2026	14,519
Fiscal 2027	10,831
Fiscal 2028	6,041
Thereafter	6,236
Total lease payments	69,552
Less: imputed interest	(6,881)
Total	$62,671

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of April 30, 2023, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2024	$1,750
Fiscal 2025	2,396
Fiscal 2026	1,986
Fiscal 2027	700
Thereafter	—
Total	$6,832
13. Commitments and Contingencies
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. In December 2021, we paid $10.0 million as part of an overall settlement of these matters. We do not expect any additional losses related to this that would have a material impact on our financial position, results of operations, or cash flows. During the year ended January 31, 2023, we recovered $4.5 million related to insurance coverage of this claim. In February 2023, we settled an additional insurance reimbursement claim related to this case. As a result of this settlement, we recorded an insurance reimbursement receivable of $3.9 million in prepaid and other current assets in our condensed consolidated balance sheet as of January 31, 2023. The $3.9 million was collected during the three months ended April 30, 2023. The impact of these insurance recoveries was included in general and administrative expenses in our condensed consolidated statement of operations during the year ended January 31, 2023.
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
14. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2023	2022
United States	$185,595	$139,694
EMEA	17,724	15,285
Asia Pacific	8,207	6,534
Americas other than the United States	8,360	6,797
Total	$219,886	$168,310
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
Notes to Condensed Consolidated Financial Statements
(unaudited)
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	April 30, 2023	January 31, 2023
United States	$56,793	$60,246
EMEA	4,953	5,583
Asia Pacific	4,300	4,510
Americas other than the United States	445	274
Total	$66,491	$70,613
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.
15. Supplemental Consolidated Financial Statement Information
Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Prepaid expenses	$56,665	$45,877
Other current assets	11,360	9,186
Total prepaid expense and other current assets	$68,025	$55,063
Restricted cash
Restricted cash was $0.6 million as of April 30, 2023 and January 31, 2023, primarily related to Australian employee contributions to the Company’s 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	April 30,
	2023	2022
Cash and cash equivalents	$294,946	$239,683
Restricted cash included in prepaid expenses and other current assets	420	343
Restricted cash	189	16
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$295,555	$240,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2023. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words including, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance with Enterprise subscriptions, which provides capabilities that, in combination, enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Control Center, Dynamic View, Data Shuttle, Connectors, and Bridge. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project.
Macroeconomic Conditions and Other Factors
Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the current Russia/Ukraine conflict, interest rates, inflation, instability in the global banking sector, and foreign currency exchange rate fluctuations. Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers primarily purchase services from us on a subscription basis over a period of time. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The implications of these macroeconomic events on our business, results of operations and overall financial outlook remain uncertain over the long term and may have an adverse impact in future periods. Refer to Part II, Item 1A, “Risk Factors” for further discussion of the potential impact of these general macroeconomic factors and other risks on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	April 30,
	2023	2022
Average annualized contract value per domain-based customer	$8,520	$7,210
Dollar-based net retention rate for all customers (trailing 12 months)	123%	133%
Customers with annualized contract values (“ACV”) of $100 thousand or more	1,569	1,108
Customers with ACV of $50 thousand or more	3,343	2,516
Customers with ACV of $5 thousand or more	18,483	15,879
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

Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs such as salaries, wages, share-based compensation, and related benefits, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, travel-related costs, reseller costs, and costs related to technical support services.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs for our consulting and training teams, costs of outside services to supplement our internal teams, allocated overhead, software-related costs, travel-related costs, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as we continue to invest and optimize our technology and infrastructure.
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

Other income (expense), net
Other income (expense), net consists of foreign currency exchange gains and losses, interest expense, and other non-operating income and expenses.
Income tax provision
Income tax provision consists primarily of U.S. federal and state income taxes as well as foreign income taxes. We maintain a valuation allowance on our U.S. federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Revenue
Subscription	$206,001	$155,276
Professional services	13,885	13,034
Total revenue	219,886	168,310
Cost of revenue
Subscription(1)	33,167	25,138
Professional services(1)	12,714	12,020
Total cost of revenue	45,881	37,158
Gross profit	174,005	131,152
Operating expenses
Research and development(1)	56,190	52,519
Sales and marketing(1)	114,952	115,391
General and administrative(1)	34,978	33,044
Total operating expenses	206,120	200,954
Loss from operations	(32,115)	(69,802)
Interest income	5,217	388
Other income (expense), net	(536)	(828)
Loss before income tax provision	(27,434)	(70,242)
Income tax provision	2,436	215
Net loss	$(29,870)	$(70,457)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Cost of subscription revenue	$3,459	$2,611
Cost of professional services revenue	1,910	1,477
Research and development	17,432	15,615
Sales and marketing	19,054	14,745
General and administrative	9,924	9,452
Total share-based compensation expense	$51,779	$43,900

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended April 30,
	2023	2022
Revenue
Subscription	94%	92%
Professional services	6	8
Total revenue	100	100
Cost of revenue
Subscription	15	15
Professional services	6	7
Total cost of revenue	21	22
Gross profit	79	78
Operating expenses
Research and development	26	31
Sales and marketing	52	69
General and administrative	16	20
Total operating expenses	94	119
Loss from operations	(15)	(41)
Interest income	2	—
Other income (expense), net	—	—
Loss before income tax provision	(12)	(42)
Income tax provision	1	—
Net loss	(14)%	(42)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$206,001	$155,276	$50,725	33%
Professional services	13,885	13,034	851	7%
Total revenue	$219,886	$168,310	$51,576	31%
Percentage of total revenue
Subscription revenue	94%	92%
Professional services revenue	6%	8%
Subscription revenue increased by $50.7 million, or 33%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. Sales of user-based subscription plans and capabilities-based products contributed $25.1 million and $25.6 million, respectively, to the increase in revenue between periods.
Professional services revenue increased $0.9 million, or 7%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$33,167	$25,138	$8,029	32%
Professional services	12,714	12,020	694	6%
Total cost of revenue	$45,881	$37,158	$8,723	23%
Gross profit	$174,005	$131,152	$42,853	33%
Gross margin
Subscription	84%	84%
Professional services	8%	8%
Total gross margin	79%	78%
Cost of subscription revenue increased $8.0 million, or 32%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to an increase of $3.8 million in hosting fees, an increase of $2.7 million in employee-related expenses due to increased headcount and labor costs, of which $0.8 million was related to share-based compensation expense, an increase of $0.8 million in software-related costs, an increase of $0.3 million in amortization of capitalized software, an increase of $0.2 million in costs of Connectors with third-party applications, an increase of $0.2 million in amortization of acquisition-related intangibles, and an increase of $0.1 million in credit card processing fees. This was partially offset by a decrease of $0.1 million in allocated overhead.
Our gross margin for subscription revenue was 84% for each of the three months ended April 30, 2023 and 2022.
Cost of professional services increased $0.7 million, or 6%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to an increase of $1.3 million in employee-related expenses due to increased labor costs, of which $0.4 million was related to share-based compensation expense, and an increase of $0.1 million in software-related costs. This was partially offset by a decrease of $0.6 million in costs of outside services to supplement our internal staff and a decrease of $0.1 million in allocated overhead costs.
Our gross margin for professional services was 8% for each of the three months ended April 30, 2023 and 2022.
Research and development expenses

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$56,190	$52,519	$3,671	7%
Percentage of total revenue	26%	31%
Research and development expenses increased $3.7 million, or 7%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to an increase of $5.3 million in employee-related expenses due to increased headcount and labor costs, of which $1.8 million was related to share-based compensation expense. This was partially offset by a decrease of $0.9 million in costs of outside services to supplement our internal staff, a decrease of $0.4 million in software-related costs, and a decrease of $0.3 million in allocated overhead costs.

Sales and marketing expenses

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$114,952	$115,391	$(439)	*N/M
Percentage of total revenue	52%	69%
*N/M = Not meaningful
Sales and marketing expenses decreased by $0.4 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The decrease was primarily due to a decrease of $5.2 million in brand awareness, sponsorships, and demand generation costs, a decrease of $2.7 million in costs of outside services used to supplement our internal staff, a decrease of $1.8 million in travel-related costs, a decrease of $0.6 million in allocated overhead costs, and a decrease of $0.2 million in amortization of capitalized software. This was partially offset by an increase of $9.2 million in employee-related expenses due to increased headcount, of which $4.3 million related to share-based compensation expense, an increase of $0.8 million in software-related costs, an increase of $0.1 million in amortization of acquisition-related intangibles.
General and administrative expenses

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$34,978	$33,044	$1,934	6%
Percentage of total revenue	16%	20%
General and administrative expenses increased $1.9 million, or 6%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This was driven by an increase of $2.6 million in employee-related expenses due to increased headcount, of which $0.4 million related to share-based compensation expense, an increase of $0.8 million related to bad debt expense, an increase of $0.3 million in legal fees, and an increase of $0.2 million in software-related costs. This was partially offset by a decrease of $1.1 million in costs of outside services to supplement our internal staff, a decrease of $0.6 million in costs related to taxes, licenses, and insurance, a decrease of $0.2 million in allocated overhead, and a decrease of $0.1 million in accounting, internal control, and tax related costs.
Interest income

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$5,217	$388	$4,829	*N/M
*N/M = Not meaningful
Interest income increased $4.8 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This was primarily driven by an increase in interest income related to our short-term investments portfolio.

Other income (expense), net

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$(536)	$(828)	$292	*N/M
*N/M = Not meaningful
For the three months ended April 30, 2023 compared to the three months ended April 30, 2022, the change in other income (expense), net was primarily driven by an increase of $0.4 million related to realized and unrealized foreign currency gains. This was partially offset by $0.2 million of interest expense.
Income tax provision

	Three Months Ended April 30,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$2,436	$215	$2,221	*N/M
Effective tax rate	(8.88)%	(0.31)%
*N/M = Not meaningful
The income tax provision increased $2.2 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The change in the provision was primarily due to U.S. BEAT, an increase in state income taxes and income taxes in foreign jurisdictions.
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

Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash flows from operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating income (loss) are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings are affected by a combination of factors, including the timing of sales, the mix of monthly and annual subscriptions sold, and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.
Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and lease restructuring costs, as applicable. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended April 30,
	2023	2022

	(dollars in thousands)
Gross profit	$174,005	$131,152
Add:
Share-based compensation expense(1)	5,768	4,393
Amortization of acquisition-related intangible assets(2)	1,426	1,270
Non-GAAP gross profit	$181,199	$136,815

Gross margin	79%	78%
Non-GAAP gross margin	82%	81%
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
(2) Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.
Non-GAAP operating income (loss) and non-GAAP operating margin
We define non-GAAP operating income (loss) as income (loss) from operations adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, and litigation expenses and settlements related to matters that are outside the ordinary course of business, as applicable. Non-GAAP operating margin represents non-GAAP operating income (loss) as a percentage of total revenue.

	Three Months Ended April 30,
	2023	2022

	(dollars in thousands)
Loss from operations	$(32,115)	$(69,802)
Add:
Share-based compensation expense(1)	52,200	44,228
Amortization of acquisition-related intangible assets(2)	2,709	2,483
Lease restructuring costs(3)	6	—
Non-GAAP operating income (loss)	$22,800	$(23,091)

Operating margin	(15)%	(41)%
Non-GAAP operating margin	10%	(14)%
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
(2) Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.
(3) Includes charges related to the reassessment of our real estate lease portfolio.
Non-GAAP net income (loss)
We define non-GAAP net income (loss) as net loss adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, lease restructuring costs, litigation expenses and settlements related to matters that are outside the ordinary course of our business, and non-recurring income tax adjustments associated with acquisitions, as applicable.

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net loss	$(29,870)	$(70,457)
Add:
Share-based compensation expense(1)	52,200	44,228
Amortization of acquisition-related intangible assets(2)	2,709	2,483
Lease restructuring costs(3)	6	—
Non-GAAP net income (loss)	$25,045	$(23,746)
(1) Includes amortization related to share-based compensation that was capitalized in internal-use software and other assets in previous periods.
(2) Consists entirely of amortization of intangible assets that were recorded as part of purchase accounting. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized.
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

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$34,571	$(5,053)
Less:
Purchases of property and equipment	(853)	(1,691)
Capitalized internal-use software development costs	(2,397)	(2,323)
Free cash flow	$31,321	$(9,067)
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

	Three Months Ended April 30,
	2023	2022

	(in thousands)
Total revenue	$219,886	$168,310
Add:
Deferred revenue (end of period)	455,362	346,423
Less:
Deferred revenue (beginning of period)	459,729	334,662
Calculated billings	$215,519	$180,071
Liquidity and Capital Resources
As of April 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $294.9 million and short-term investments totaling $194.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services and net proceeds received through sales of equity securities, and contributions from our 2018 Employee Stock Purchase Plan (“ESPP”).
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of April 30, 2023, we had deferred revenue of $455.4 million, of which $453.8 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:

Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of April 30, 2023, we had fixed minimum lease payments of $69.6 million, of which $19.8 million is due in the next 12 months. Refer to Note 12, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of April 30, 2023, we had material contractual obligations of $135.0 million, of which $56.4 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our bookings and renewals, the timing of our collections, the introduction of new and enhanced product offerings, and the continued market adoption of our product. Our capital requirements will also depend on the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, and employee-related expenditures from expansion of our headcount. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$34,571	$(5,053)
Net cash provided by (used in) investing activities	31,641	(210,572)
Net cash provided by financing activities	5,694	6,808
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(108)	(821)
Change in cash, cash equivalents, and restricted cash	$71,798	$(209,638)
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and sales and marketing expenses.

During the three months ended April 30, 2023, net cash provided by operating activities was $34.6 million, driven by our net loss of $29.9 million, adjusted for non-cash charges of $72.0 million, and net cash outflows of $7.6 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, net amortization of premiums and discounts on investments, non-cash operating lease costs, and various other non-cash operating activities such as bad debt expense. Fluctuations in operating assets and liabilities primarily included a decrease in accounts receivable of $45.7 million, a decrease in accounts payable and accrued expenses of $19.2 million, an increase in deferred commissions of $18.7 million, an increase in prepaid expenses and other current assets of $7.0 million, a decrease in deferred revenue of $4.5 million, a decrease in operating lease liabilities of $3.9 million, an increase in other long-term assets of $0.3 million, and an increase in other long-term liabilities of $0.2 million.
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
Investing activities
Net cash provided by investing activities during the three months ended April 30, 2023 of $31.6 million consisted of purchases of short-term investments of $62.0 million, spend on capitalized internal-use software development of $2.4 million, and purchases of property and equipment of $0.9 million. This was partially offset by maturities of short-term investments of $96.9 million.
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
Financing activities
Net cash provided by financing activities during the three months ended April 30, 2023 of $5.7 million was primarily due to $5.8 million in proceeds from our ESPP and $0.5 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $0.6 million.
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

Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates.
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies during the three months ended April 30, 2023 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $489.5 million as of April 30, 2023, of which $446.7 million was invested in money market funds, U.S. Treasury Securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2023, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of April 30, 2023.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, ClickUp, Monday.com, Planview, Wrike, and others. We also face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Adobe, Google, and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe owns Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage relationships with distribution partners and customers to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, by using product bundling or integrated functionality, or by providing products or services for free. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors consolidate, introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater resources. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, operating results, and financial condition may be harmed.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes to Internet-related hardware; mobile operating systems; and other software, communication, browser, and database technologies. We may not be successful in either developing these modifications, enhancements, and improvements, or in bringing them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new or modified network platforms or technologies could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.

Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our platform, attracting new customers, retaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective platform; the perceived value of our platform; our ability to provide a quality customer success experience; and our ability to control or influence perception of our brand regardless of customer use cases.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our forecasts, including the size and expected growth in the total addressable market for collaborative work management platforms, may prove to be inaccurate, or may decline rapidly as a result of unforeseen or unanticipated events and their ongoing effects, sharp increases in inflation and interest rates, or sudden market changes. Even if these addressable markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Security threats and attacks are common, increasing globally, and they may result in significant liabilities.
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
Further, our ability to monitor the data security of our vendors is limited, and Cyber Threats initiated by third parties may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain of the features of our products and services have been, and may in the future be, used by third-party attackers to pursue Cyber Threats against others in violation of our terms of service, including by leveraging the email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our vendors to prevent or defend against Cyber Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cyber Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.
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
Our customers, especially our larger enterprise customers, increasingly prioritize the security of their digital assets and information when making decisions regarding purchasing Internet-based products and services. Additionally, we serve government customers; customers in regulated industries such as financial services, health care, and education; and other customers that process large quantities of sensitive information or personal data. These customers often seek platforms that offer enhanced or specialized security measures and data back-up procedures. Attracting and retaining these types of customers may require enhancements to or additional engineering of our platform to meet these requirements. Committing to these kinds of changes could be costly and time consuming and could divert the attention of our management and key personnel from other business operations; investments and efforts in furtherance of these changes may not take place in a timely manner, or at all.
Our agreements with third parties, including customers, contain contractual commitments related to our information security practices and data privacy compliance. If we experience an incident that triggers a breach of these contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty, as well as the impact to our products and services, could be substantial and result in significant costs and loss of business. There can be no assurance that any limitation of liability provisions in our contracts will be enforceable or adequate or will otherwise protect us from these liabilities or damages with respect to any claim.

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
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected data security incident or breach or to prevent further or additional security incidents or breaches. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following a security breach or other actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security breaches may be outside the scope of our coverage, including in instances where they are considered force majeure events. Security breaches may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
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
Additionally, there are limited options for public cloud service providers capable of effectively supporting our infrastructure. Consolidation through a single, or select few, service provider(s) may result in a dependency on the selected provider(s). Consolidation may also negatively impact customer acquisition or expansion because customers may object to certain providers for a variety of reasons, including that these provider(s) do not meet their hosting requirements or that the providers operate in a competitive space. The foregoing objections could result in lost or decreased sales or decreased expansion of existing customer relationships, which could harm our business and operating results.

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
We have experienced significant growth in the number of users and data that our platform supports. It is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency, that we meet the needs of existing and new customers and users, that we meet the needs required to support customer and user expansion, and that we meet our own internal needs. To do this, we must manage our services infrastructure to support software updates and the evolution of our platform capabilities. The provision and implementation of any new service infrastructure requires significant expenditures and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity or if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our services and infrastructure fail to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform and may harm our operating results.
Failure to establish and maintain relationships with partners that can provide complementary technology offerings and software integrations could limit our ability to grow our business.
Our growth strategy includes expanding the use of our platform through complementary technology offerings and software integrations, such as third-party application programming interfaces (“APIs”). While we have established relationships with providers of complementary technologies and software integrations, we cannot assure you that we will be successful in maintaining relationships with these providers or establishing relationships with new providers. For example, we currently collaborate with Google and Microsoft; however, we may be unable to maintain these collaborative relationships if those entities develop or acquire products that directly or indirectly compete with our platform. Third-party providers of complementary technology offerings and software integrations may take any of the following actions: decline to enter into, or later terminate, relationships or agreements with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. These actions could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business.
Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of these third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, operating results, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from, or the market positions of, these partners could lead to a loss of relationships or customers or require us to find and transition to alternative channels for marketing or enhancing our platform.

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
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of these third-party software or service offerings were unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms (or at all). Additionally, any misuse, misconfiguration, or errors in the operation of these software or service offerings may result in a disruption of our internal business operations and create issues with the accuracy of our critical business information. These disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, maintain corporate records, ensure the accuracy of business information, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, either of which could result in increased costs, diversion of management’s attention, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our operating results and financial condition.
Our use of open source software could negatively affect our ability to offer and sell our products and subject us to possible litigation.
We use open source software in our platform and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that open source licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use open source software and to provide or distribute our platform.
Additionally, we may face claims from third parties alleging infringement of certain intellectual property rights resulting from our use of open source software or seeking to enforce the terms of an open source license, including by demanding public release of the open source software, derivative works, or our proprietary source code. These claims could result in litigation and could require us to make our software source code freely available, devote additional research and development resources to change our platform, or incur additional costs and expenses. Any of the foregoing outcomes would adversely affect our business, reputation, financial condition, and operating results.
In addition, if the license terms change for the open source software we utilize, then we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide updates, warranties, or assurances of performance or title. Certain versions and libraries of open source software allow for any individuals to make contributions and updates, and this may introduce or amplify certain security vulnerabilities depending on how, and with which systems, the software is implemented. Although we have established policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with these policies.

Risks Related to Our Commercial and Financial Operations
It is difficult to predict our future operating results.
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties that we use to plan our business are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer.
We have a history of cumulative losses and we cannot assure you that we will achieve and sustain profitability in the foreseeable future.
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $29.9 million and $70.5 million during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023, we had an accumulated deficit of $788.0 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and our losses may continue for the foreseeable future. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our subscription solutions or professional services; reduced conversion from our free trial users or collaborators to paid users; increasing competition; the impact of macroeconomic conditions, including inflation and rising interest rates, instability in the global banking sector, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends, in part, upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend upon the effectiveness of our sales and marketing efforts, both domestically and internationally; the effectiveness of our research and development efforts; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing the number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform or where an organization has already invested significantly in an existing third-party solution. Additionally, we continue to monitor how current macroeconomic conditions, including inflation, adjustment to interest rates, and general economic and political uncertainty may affect the adoption or expansion of cloud-based solutions and our success in engaging with new customers and expanding relationships with existing customers. If we fail in our marketing or research and development efforts, to predict customer demand, to understand the impact of macroeconomic conditions, or to attract new customers and maintain and expand those and existing customer relationships, then our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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
Our quarterly operating results, including the levels of our revenue, calculated billings, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control, and, as a result, they may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
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
•customers delaying purchasing decisions for any reason, including in anticipation of new products or product enhancements by us or our competitors;
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
Although we offer and continue to develop additional solutions, we currently derive, and expect to continue to derive, substantially all of our revenue from the sale of subscriptions to our cloud-based collaborative work management platform. As a result, the continued growth in market demand for our platform is critical to our continued success. Demand for our platform is affected by a number of factors, including continued market acceptance; the timing of development and release of competing products and services; price or product changes by us or by our competitors; technological changes; growth or contraction in the markets we serve; and general economic conditions and trends. In addition, some current and potential customers, particularly large organizations, may develop or acquire their own internal collaborative work management tools or continue to rely on traditional tools that would reduce or eliminate the demand for our platform. If demand for our platform declines for any of these or other reasons, our business could be adversely affected.
Because we recognize revenue from subscriptions and support services over the term of the relevant service period, downturns or upturns in new sales or renewals may not be immediately reflected in our operating results and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their subscription agreements, which are typically one year. As a result, most of the subscription revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. A decline in new or renewed subscriptions in any single quarter will likely only have a minor effect on our revenue for that quarter, but such a decline will reduce our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our pricing policies or customer retention rates may not be fully reflected in our operating results until future periods. We may be unable to adjust our cost structure to reflect the changes in revenue. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period because subscription revenue from new customers is recognized over the applicable subscription term.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Although we currently generate sufficient cash to fund our ongoing operations, we may be unable to maintain this level of cash generation in future periods. In the future, if our cash generation declines or if we continue to generate sufficient cash to fund our ongoing operations, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances. A deterioration of current conditions in worldwide credit markets, increases in inflation, fluctuations in interest rates, and instability in the global banking sector could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may not be able to generate sufficient cash to service any debt financing, which may force us to reduce or delay capital expenditures or sell assets. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, then our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
We have historically transacted in U.S. dollars with the majority of our customers and vendors, but we have also transacted in certain foreign currencies and may transact in more foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Foreign currency exchange rate fluctuations may be materially impacted by macroeconomic conditions, including increases in inflation, fluctuations in interest rates, instability in the global banking sector, and any global events, wars, or conflicts, including the current Russia/Ukraine conflict.
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
Our sales are generally more heavily weighted toward the end of each fiscal quarter and towards the end of our fiscal year, which could have an impact on the timing of our billings, revenue, collections, and the reporting of these metrics for any given quarter, for subsequent quarters, or for a subsequent fiscal year.
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with a high volume of sales in the last few weeks and days of the quarter, and our sales are more weighted in the latter half of our fiscal year. Sales can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections; may cause significant fluctuations in our operating results and cash flows; may make it challenging for an investor to predict our performance on a quarterly or annual basis; and may prevent us from achieving our quarterly or annual forecasts.

Compression of sales activity to the end of the quarter and fiscal year also greatly increases the likelihood that sales cycles will extend beyond the quarter or fiscal year in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter or fiscal year in which they are forecasted to close. Further, the concentration of contract negotiations in the last few weeks and days of the quarter and towards the end of our fiscal year may require us to expend more in the form of compensation for additional sales operations, legal, and finance employees and resources.
Risks Related to Our General Operations
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to April 30, 2023 we grew from 1,101 employees to 3,176 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
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
Our ability to increase revenue and achieve and maintain profitability largely depends on widespread acceptance of our platform by large enterprises, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve greater costs; longer sales cycles, including complex customer procurement and budgeting considerations; greater competition; increased operational burden; potential reseller or other third-party involvement; and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our platform and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education, training, and support to familiarize potential customers with the use and benefits of our platform and services. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, some sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, some of these larger transactions may require us to delay revenue recognition until the technical or implementation requirements have been met. Any of the foregoing effects could harm our business and operating results.
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

We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent and future hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may require us to explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a large percentage of our sales personnel may be new to our company, our platform, or the collaborative work management industry, which may adversely affect our sales if we cannot train these personnel quickly or effectively. Attrition rates may increase and we may face integration challenges as we seek to expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, then our business could be adversely affected.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $56.2 million and $52.5 million during the three months ended April 30, 2023 and 2022, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We may experience difficulties in accurately predicting optimal pricing necessary to attract new customers and retain existing customers.
We have changed, and expect in the future that we will continue to change, our published and unpublished pricing and packaging models. We have previously deployed, and may continue to deploy, multiple structures and models of pricing and packaging to serve our wide variety of customers, including trial and free versions of our platform. As the market for our platform and services matures, as competitors introduce new products or platforms that compete with ours, and as we continue to expand into new international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models (especially in the event we increase our prices), and new models may inhibit organic growth from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
•lack of (or delayed) acceptance of localized versions of our platform and services;
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

Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these laws or regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. There can be no assurance that all of our employees, contractors, resellers, and agents will comply with our compliance policies or with applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition; financial reporting misstatements; fines; penalties; breaches of contractual obligations; or the prohibition of the import or export of our products and services, any of which and could have a material adverse effect on our business and operating results.
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and it could result in the impairment or loss of portions of our intellectual property rights. Any efforts to enforce our intellectual property rights may be met with actions attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any infringement or misappropriation, including injunctive relief, may be insufficient to prevent the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could significantly damage our brand and our business.

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
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any of these claims or this litigation could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial damages, settlement fees, or ongoing license or royalty payments; cease offering our platform or services or cease using certain technologies; implement expensive workarounds; or comply with other unfavorable conditions.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through June 1, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
•global macroeconomic factors and the market conditions in our industry, including inflation, instability in the global banking sector, and variations in interest rates;
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In particular, the stock markets have been volatile in response to the Russia/Ukraine conflict, macroeconomic conditions such as inflation, instability in the global banking sector, and adjustments to interest rates, the COVID-19 pandemic, and for companies in the technology industry generally; extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed with the SEC on March 22, 2023 titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
In the U.S., we are subject to various laws, regulations, and agency rules and opinions that apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act; the Computer Fraud and Abuse Act; the Gramm Leach Bliley Act (“GLBA”); the Health Insurance Portability and Accountability Act (“HIPAA”); and various state laws relating to privacy and data security, including the CCPA and the CPRA.
Internationally, many countries have established data privacy and security legal frameworks with which we, our customers, and our partners may need to comply. For example, we are subject to the GDPR, U.K. General Data Protection Regulation (“U.K. GDPR”), and U.K. Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of these statutes could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit), and civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data out of the EU or U.K. (as applicable) to a “third country,” including the U.S. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and the U.K. to the U.S. While we endeavor to appropriately conduct these data transfers, we may not be able to do so in compliance with the evolving framework of data privacy laws and data transfer requirements, and any failure to do so would jeopardize our ability to sell products and services to customers in certain jurisdictions, could lead to significant penalties or liabilities, and could have an adverse effect on our business, financial condition or operating results. Additionally, the relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations, including those regarding data transfers to and from the U.K., will develop in the medium to longer term. This uncertainty may lead to additional costs and increase our overall risk exposure.
We expect that new laws, regulations, and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications, and information security in the U.S., the EU, and other jurisdictions, and we cannot currently determine the impact these future laws, regulations, and standards may have on our business. Any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions (including, for example, a ban by EU data protection authorities on the processing of EU personal data under the GDPR); litigation; fines and penalties; adverse publicity; and loss of trust with our customers and partners. Any of the foregoing results could have an adverse effect on our reputation and business.
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
Further, we use email as part of our platform for communication and workflow management. Internet service providers continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the deliverability of email messages from our platform. Government regulations and laws regarding electronic communications, evolving practices regarding the use of email, or misuse of our email features by customers could restrict our use of email. Any deliverability issues or restrictions on our use of email would reduce functionality of our platform, impact user adoption, and harm our business.
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
State, local, and foreign taxing jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our platform in various jurisdictions is unclear. It is possible that we could face tax audits and that our liability for these taxes could exceed our estimates as taxing authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. Additionally, we do not collect transaction taxes in all jurisdictions in which we have sales based on our understanding that these taxes are not applicable or that an exemption applies. If we become subject to tax audits in these jurisdictions and a successful assertion is made that we should be collecting sales, use, value added, or other taxes where we have not historically done so, it could result in substantial tax liabilities for past sales; customers deciding not to purchase our products; or harm to our business, operating results, and financial condition.
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
In addition, global tax developments applicable to multinational businesses could have an adverse impact on our financial condition, results of operations, and cash flows. Such developments, for example, include without limitation certain Organization for Economic Cooperation and Development proposals regarding the implementation of the global minimum tax under the Pillar Two model rules. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Given these developments, we believe that tax authorities in the U.S. and other jurisdictions are likely to increase audit efforts, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

The application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continuously evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines, penalties, or interest for past amounts. If we are unsuccessful in collecting these taxes due from our customers, we could be held liable for outstanding amounts, which could adversely affect our operating results and harm our business
Failure to comply with Federal Acquisition Regulation clauses or anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the U.S., could subject us to penalties and other adverse consequences.
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
In addition, we use various third parties to sell our products and services and conduct our business abroad and with the U.S. federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even though these activities would violate our internal policies and even if we do not explicitly authorize these activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any non-compliance.
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
Our success depends largely upon the continued service of our senior management team, which provides leadership and contributions in the areas of product development, operations, security, marketing, sales, customer support, human resources, finance and accounting, legal, and compliance. From time to time, there may be changes in our senior management team resulting from the hiring, promotion, or departure of executives, which could disrupt our business.
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
The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with these counterparties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security and privacy obligations and regulatory compliance obligations. These commitments are memorialized both in legal agreements and documentation describing the features and functionality of our platform. If we fail to meet our commitments, then our counterparties could notify us of an alleged contract breach; make claims or demands for damages arising from their use of our platform; or otherwise dispute any contractual provision or the accuracy of our documentation; and the resolution of these failures, disputes, claims, or demands in a manner adverse to us could negatively affect our operating results. Even the existence of these issues, or resolution in a manner favorable to us could negatively affect our operating results due to the loss of customer goodwill, termination of revenue-generating contracts, or the costs associated with defending or enforcing our contractual rights.
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
In addition, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kind or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and on March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB’s deposits and loans as of March 27, 2023. While our deposits with SVB are not a significant percentage of our cash and cash equivalents and short-term investments, we will maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain diversity in our deposit accounts at multiple financial institutions, but there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.
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
Political developments, wars and conflicts, other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. These conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The current Russia/Ukraine conflict has had and may continue to have a negative impact on global economic and market conditions, and any laws, sanctions, or regulations resulting from the Russia/Ukraine conflict may impact our ability to do business in certain jurisdictions; we continue to monitor the conflict for potential and actual impact to our business. The persistence or escalation of the Russia/Ukraine conflict could adversely affect our business in those jurisdictions and more broadly in the geographic area surrounding the conflict. As we monitor developments, we may be required to adjust our business plans to achieve compliance with applicable law, sanctions, regulations, and, as necessary, to support our customers and employees.

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
There is an increasing focus from investors, employees, and other stakeholders on corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. In addition, the SEC has proposed additional disclosure requirements regarding ESG factors, including the impact our business has on the environment, making it important for reporting companies to increase transparency regarding ESG data. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us and instead invest in our competitors if they believe our policies and practices relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recent proposals, which would require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing any newly required disclosures. If we elect not to or are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, which is an earthquake-prone region. We also rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In addition, we utilize banking and financial services to manage our business and financial operations. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, a failure of banking or other financial institutions, social unrest, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions; reputational harm; delays in our product development; lengthy interruptions in our platform and services; breaches of data security; loss of critical data; delays in payment processing or the inability to access financial assets; and inability to continue our operations, all of which could harm our operating results. In addition, the long-term effects of climate change on general economic conditions and the technology industry are unclear, and this may heighten or intensify existing risk of natural disasters.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2023

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 8, 2023