Form 10-Q
period 2023-07-31
SMARTSHEET INC
filed 2023-09-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of September 1, 2023, there were 135,132,764 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2023

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Subscription	$221,522	$173,533	$427,523	$328,809
Professional services	14,063	13,158	27,948	26,192
Total revenue	235,585	186,691	455,471	355,001
Cost of revenue
Subscription	33,584	27,722	66,751	52,860
Professional services	13,454	12,829	26,168	24,849
Total cost of revenue	47,038	40,551	92,919	77,709
Gross profit	188,547	146,140	362,552	277,292
Operating expenses
Research and development	58,358	53,784	114,548	106,303
Sales and marketing	129,813	124,015	244,765	239,406
General and administrative	36,523	33,200	71,501	66,244
Total operating expenses	224,694	210,999	430,814	411,953
Loss from operations	(36,147)	(64,859)	(68,262)	(134,661)
Interest income	5,847	1,281	11,064	1,669
Other income (expense), net	(55)	1,624	(591)	796
Loss before income tax provision	(30,355)	(61,954)	(57,789)	(132,196)
Income tax provision	3,002	359	5,438	574
Net loss	$(33,357)	$(62,313)	$(63,227)	$(132,770)
Net loss per share, basic and diluted	$(0.25)	$(0.48)	$(0.47)	$(1.03)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	133,829	129,645	133,196	129,091
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(33,357)	$(62,313)	$(63,227)	$(132,770)
Other comprehensive loss
Net unrealized loss on available-for-sale securities	(209)	(61)	(20)	(403)
Foreign currency translation adjustments	136	—	(510)	—
Other comprehensive loss	(73)	(61)	$(530)	$(403)
Comprehensive loss	$(33,430)	$(62,374)	$(63,757)	$(133,173)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$237,278	$223,156
Short-term investments	311,707	233,225
Accounts receivable, net of allowances of $5,248 and $6,285, respectively	156,492	198,643
Prepaid expenses and other current assets	54,904	55,063
Total current assets	760,381	710,087
Restricted cash	193	197
Deferred commissions	136,248	121,785
Property and equipment, net	40,262	39,395
Operating lease right-of-use assets	46,922	54,278
Intangible assets, net	33,442	39,069
Goodwill	141,723	142,415
Other long-term assets	3,595	2,983
Total assets	$1,162,766	$1,110,209
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,502	$2,125
Accrued compensation and related benefits	66,181	68,347
Other accrued liabilities	35,135	27,437
Operating lease liabilities, current	17,597	19,220
Deferred revenue	461,239	457,534
Total current liabilities	581,654	574,663
Operating lease liabilities, non-current	40,068	47,564
Deferred revenue, non-current	1,679	2,195
Other long-term liabilities	343	129
Total liabilities	623,744	624,551
Commitments and Contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2023 and January 31, 2023	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 134,499,892 shares issued and outstanding as of July 31, 2023; 500,000,000 shares authorized, 131,845,028 shares issued and outstanding as of January 31, 2023	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of July 31, 2023; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2023	—	—
Additional paid-in capital	1,360,851	1,243,730
Accumulated other comprehensive income (loss)	(429)	101
Accumulated deficit	(821,400)	(758,173)
Total shareholders’ equity	539,022	485,658
Total liabilities and shareholders’ equity	$1,162,766	$1,110,209
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2023
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of April 30, 2023	132,912,458	$—	$1,296,364	$(788,043)	$(356)	$507,965
Issuance of common stock under employee stock plans	1,587,434	—	11,642	—	—	11,642
Taxes paid related to net share settlement of equity awards	—	—	(529)	—	—	(529)
Share-based compensation expense	—	—	53,374	—	—	53,374
Other comprehensive loss	—	—	—	—	(73)	(73)
Net loss	—	—	—	(33,357)	—	(33,357)
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(821,400)	$(429)	$539,022

	Three Months Ended July 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of April 30, 2022	128,867,149	$—	$1,094,309	$(612,991)	$(342)	$480,976
Issuance of common stock under employee stock plans	1,287,858	—	10,762	—	—	10,762
Taxes paid related to net share settlement of equity awards	—	—	(1,147)	—	—	(1,147)
Share-based compensation expense	—	—	46,486	—	—	46,486
Other comprehensive loss	—	—	—	—	(61)	(61)
Net loss	—	—	—	(62,313)	—	(62,313)
Balances as of July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2023
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	131,845,028	$—	$1,243,730	$(758,173)		$101	$485,658
Issuance of common stock under employee stock plans	2,654,864	—	12,231	—		—	12,231
Taxes paid related to net share settlement of equity awards	—	—	(1,150)	—		—	(1,150)
Share-based compensation expense	—	—	106,040	—		—	106,040
Other comprehensive loss	—	—	—	—	OCI	(530)	(530)
Net loss	—	—	—	(63,227)			(63,227)
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(821,400)		$(429)	$539,022

	Six Months Ended July 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	2,345,482	—	14,476	—	—	14,476
Taxes paid related to net share settlement of equity awards	—	—	(2,513)	—	—	(2,513)
Share-based compensation expense	—	—	91,134	—	—	91,134
Other comprehensive loss	—	—	—	—	(403)	(403)
Net loss	—	—	—	(132,770)	—	(132,770)
Balances as of July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(63,227)	$(132,770)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	103,802	89,388
Depreciation and amortization	13,191	12,239
Net amortization of premiums (discounts) on investments	(4,845)	(402)
Amortization of deferred commission costs	24,378	27,567
Unrealized foreign currency loss	483	423
Non-cash operating lease costs	6,322	7,905
Other, net	1,674	(1,587)
Changes in operating assets and liabilities:
Accounts receivable	40,433	20,357
Prepaid expenses and other current assets	49	(3,804)
Other long-term assets	(798)	(131)
Accounts payable	(602)	2,002
Other accrued liabilities	8,000	6,965
Accrued compensation and related benefits	(2,337)	(8,773)
Deferred commissions	(38,840)	(36,994)
Deferred revenue	3,183	30,653
Other long-term liabilities	216	—
Operating lease liabilities	(8,052)	(7,870)
Net cash provided by operating activities	83,030	5,168
Cash flows from investing activities
Purchases of short-term investments	(248,480)	(297,844)
Maturities of short-term investments	174,900	69,548
Proceeds from liquidation of a long-term investment	—	622
Purchases of property and equipment	(1,395)	(3,007)
Proceeds from sale of property and equipment	27	94
Capitalized internal-use software development costs	(4,815)	(4,121)
Net cash used in investing activities	(79,763)	(234,708)
Cash flows from financing activities
Proceeds from exercise of stock options	1,070	3,649
Taxes paid related to net share settlement of restricted stock units	(1,150)	(2,513)
Proceeds from contributions to Employee Stock Purchase Plan	10,846	7,836
Net cash provided by financing activities	10,766	8,972
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	6	(1,225)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,039	(221,793)
Cash, cash equivalents, and restricted cash at beginning of period	223,757	449,680
Cash, cash equivalents, and restricted cash at end of period	$237,796	$227,887

Supplemental disclosures
Cash paid for income tax	$6,186	$191
Accrued purchases of property and equipment, including internal-use software	1,255	939
Share-based compensation expense capitalized in internal-use software development costs	2,065	1,747
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,464
Right-of-use asset reductions related to operating leases	1,033	110
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results faster, securely, and at scale through effective collaboration and streamlined workflows. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management. Customers access their accounts via a web-based interface or a mobile application. The Company also offers professional services, which primarily consist of consulting and training services.
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of results to be expected for the full year ending January 31, 2024, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the condensed consolidated financial statements. For the three months ended July 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.04 per basic and diluted share. For the six months ended July 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.07 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during subsequent periods.
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
No individual customer represented more than 10% of accounts receivable as of July 31, 2023 or January 31, 2023. No individual customer represented more than 10% of revenue for the three and six months ended July 31, 2023 or 2022.
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended July 31, 2023 that have had a material impact on our condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended July 31, 2023 and 2022, the Company recognized $191.4 million and $144.7 million of subscription revenue, respectively, and $5.4 million and $4.2 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2023 and 2022, respectively.
During the six months ended July 31, 2023 and 2022, the Company recognized $315.5 million and $230.8 million of subscription revenue, respectively, and $7.0 million and $4.2 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.
As of July 31, 2023, approximately $553.6 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $546.7 million related to subscription services and $6.8 million related to professional services. Approximately 88% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Deferred Commissions
Deferred commissions were $136.2 million as of July 31, 2023 and $121.8 million as of January 31, 2023.
Amortization expense for deferred commissions was $12.9 million and $14.5 million for the three months ended July 31, 2023 and 2022, respectively, and $24.4 million and $27.6 million for the six months ended July 31, 2023 and 2022, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,357)	$(62,313)	$(63,227)	$(132,770)
Denominator:
Weighted-average shares outstanding	133,829	129,645	133,196	129,091
Net loss per share, basic and diluted	$(0.25)	$(0.48)	$(0.47)	$(1.03)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	July 31,
	2023	2022
Shares subject to outstanding common stock awards	12,861	11,799
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	326	53
Total potentially dilutive shares	13,187	11,852

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of July 31, 2023. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	July 31, 2023
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$71,387	$—	$—	$71,387
U.S. Treasury securities	23,361	—	—	23,361
Commercial paper	2,636	—	—	2,636
Total cash equivalents	97,384	—	—	97,384
Short-term investments:
Corporate bonds	65,200	16	(101)	65,115
U.S. Treasury securities	124,559	—	(46)	124,513
Commercial paper	84,467	—	—	84,467
Agency securities	37,670	—	(58)	37,612
Total short-term investments	311,896	16	(205)	311,707
Total	$409,280	$16	$(205)	$409,091
*Excludes interest receivable of $0.8 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three and six months ended July 31, 2023 and 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three and six months ended July 31, 2023 and 2022. None of the short-term investments held as of July 31, 2023 or January 31, 2023 were in a continuous unrealized loss position for greater than 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the contractual maturities of the Company’s short-term investments (in thousands):

	July 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$289,409	$289,255
Due between one to five years	22,487	22,452
Total	$311,896	$311,707

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$207,487	$207,325
Due between one to five years	25,907	25,900
Total	$233,394	$233,225
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

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$71,387	$—	$—	$71,387
U.S. Treasury securities	—	23,361	—	23,361
Commercial Paper	—	2,636	—	2,636
Total cash equivalents	71,387	25,997	—	97,384
Short-term investments:
Corporate bonds	—	65,115	—	65,115
U.S. Treasury securities	—	124,513	—	124,513
Commercial paper	—	84,467	—	84,467
Agency securities	—	37,612	—	37,612
Total short-term investments	—	311,707	—	311,707
Total assets	$71,387	$337,704	$—	$409,091

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
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and six months ended July 31, 2023 or 2022.
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
The transaction was accounted for as a business combination and accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income and cost approaches. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
9. Goodwill and Net Intangible Assets
Changes in the carrying amount of goodwill or measurement period adjustments during the six months ended July 31, 2023 were as follows (in thousands):

Goodwill balance as of January 31, 2023	$142,415
Effects of foreign currency translation	(692)
Goodwill balance as of July 31, 2023	$141,723
The following table presents the components of net intangible assets (in thousands):

	July 31, 2023			January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired software technology	$28,539	$(17,390)	$11,149	$28,673	$(14,547)	$14,126
Acquired customer relationships	34,102	(14,604)	19,498	34,186	(12,265)	21,921
Trade names	4,100	(1,379)	2,721	4,100	(1,157)	2,943
Patents	170	(140)	30	170	(135)	35
Domain name	44	—	44	44	—	44
Total	$66,955	$(33,513)	$33,442	$67,173	$(28,104)	$39,069
The following table presents the components of acquired intangible assets (dollars in thousands):

	July 31, 2023		January 31, 2023
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Acquired software technology	$11,149	2.4	$14,126	2.8
Acquired customer relationships	19,498	4.2	21,921	4.7
Trade names	2,721	6.1	2,943	6.6
Total	$33,368	3.8	$38,990	4.2
Amortization expense related to intangible assets was $2.7 million and $2.5 million for the three months ended July 31, 2023 and 2022, respectively, and $5.4 million and $5.0 million for the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2024	$5,424
Fiscal 2025	9,647
Fiscal 2026	7,930
Fiscal 2027	5,764
Fiscal 2028	3,464
Thereafter	1,169
Total	$33,398

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
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2023	3,819,288	$23.42
Granted	—	—
Exercised	(145,724)	7.32
Forfeited or canceled	(10,125)	67.00
Outstanding at July 31, 2023	3,663,439	23.94
Exercisable at July 31, 2023	3,031,579	17.76

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2023:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2023	10,975,157	$46.56
Granted	836,732	45.09
Vested	(2,193,483)	46.63
Forfeited or canceled	(671,460)	47.08
Outstanding at July 31, 2023	8,946,946	46.37
Performance Share Units
The following table includes a summary of the PSU activity during the six months ended July 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per PSU
Outstanding at January 31, 2023	251,027	$53.34
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at July 31, 2023	251,027	53.34
Restricted stock awards
The following table includes a summary of the RSA activity during the six months ended July 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	19,895	$46.93
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at July 31, 2023	19,895	46.93
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shares available for issuance
The following table includes a summary of the Company’s shares available for issuance activity under our 2018 Plan and our ESPP during the six months ended July 31, 2023:

	2018 Plan	2018 ESPP
Balance at January 31, 2023	14,594,290	4,850,775
Authorized	6,592,251	1,318,450
Granted	(836,732)	(343,252)
Forfeited or canceled	681,585	—
Balance at July 31, 2023	21,031,394	5,825,973
The aggregate number of shares reserved for issuance under our ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date. The increase of shares is equal to 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or such lesser number of shares as may be determined by our board of directors. The aggregate number of shares issued over the term of our ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 20,400,000 shares of our Class A common stock.
As of July 31, 2023, $2.4 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of subscription revenue	$3,357	$2,849	$6,816	$5,460
Cost of professional services revenue	1,915	1,756	3,825	3,233
Research and development	17,611	15,974	35,043	31,589
Sales and marketing	18,989	16,707	38,043	31,452
General and administrative	10,151	8,202	20,075	17,654
Total share-based compensation expense	$52,023	$45,488	$103,802	$89,388
We have excluded $1.4 million and $1.0 million of capitalized software development costs from share-based compensation expense in the three months ended July 31, 2023 and 2022, respectively, and $2.2 million and $1.7 million for the six months ended July 31, 2023 and 2022, respectively.
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
 The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to valuation allowances on deferred tax assets, U.S. Base Erosion and Anti-Abuse Tax (“BEAT”), state taxes, and non-deductible share-based compensation offset by tax credits and Foreign Derived Intangible Income (“FDII”) deductions.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company recorded a provision for income taxes of $3.0 million and $0.4 million for the three months ended July 31, 2023 and 2022, respectively, and $5.4 million and $0.6 million for the six months ended July 31, 2023 and 2022, respectively. The provision is primarily attributable to BEAT, income taxes in foreign jurisdictions, and state income taxes.
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. The IRA did not have a material impact on the Company’s condensed consolidated financial statements.
12. Leases
The Company has operating leases related to corporate offices. Our leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Operating lease cost	$3,948	$4,887	$7,929	$9,766
Short-term lease cost	141	127	321	256
Variable lease cost	822	792	1,673	1,359
Sublease income	(547)	—	(1,094)	—
Total lease costs	$4,364	$5,806	$8,829	$11,381
Other information related to operating leases was as follows (dollars in thousands):

	Six Months Ended July 31,
	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,667	$9,729
Right-of-use assets obtained in exchange for new operating lease liabilities	—	4,464
Right-of-use assets reductions related to operating leases	1,033	110
Other supplemental information:
Weighted-average remaining lease term (in years)	4.2	4.8
Weighted-average discount rate	5.4%	4.9%
As of July 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of Fiscal 2024	$9,704
Fiscal 2025	16,355
Fiscal 2026	14,547
Fiscal 2027	10,855
Fiscal 2028	6,063
Thereafter	6,235
Total lease payments	63,759
Less: imputed interest	(6,094)
Total	$57,665

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of July 31, 2023, we had an operating lease that had not yet commenced with future non-cancelable lease payments of approximately $3.6 million. This operating lease will commence in the third quarter of fiscal year 2024 with a lease term of five years. Additionally, as of July 31, 2023, we also had a finance lease that had not yet commenced with future non-cancelable lease payments of approximately $0.8 million. This finance lease will commence in the third quarter of fiscal year 2024 with a lease term of three years.
As of July 31, 2023, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2024	$1,173
Fiscal 2025	2,396
Fiscal 2026	1,986
Fiscal 2027	700
Thereafter	—
Total	$6,255
13. Commitments and Contingencies
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties are defendants. On January 29, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. In December 2021, we paid $10.0 million as part of an overall settlement of these matters. During the year ended January 31, 2023, we recovered $4.5 million related to insurance coverage of this claim. In February 2023, we settled an additional insurance reimbursement claim related to this case. As a result of this settlement, we recorded an insurance reimbursement receivable of $3.9 million in prepaid and other current assets in our condensed consolidated balance sheet and related general and administrative expense in our condensed consolidated statement of operations as of, and for the year ended, January 31, 2023. The $3.9 million was collected during the three months ended April 30, 2023. We do not expect any additional activity related to this that would have a material impact on our financial position, results of operations, or cash flows.
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
14. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
United States	$199,222	$155,912	$384,817	$295,606
EMEA	18,758	16,180	36,482	31,465
Asia Pacific	8,666	7,032	16,873	13,566
Americas other than the United States	8,939	7,567	17,299	14,364
Total	$235,585	$186,691	$455,471	$355,001

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	July 31, 2023	January 31, 2023
United States	$53,377	$60,246
EMEA	3,319	5,583
Asia Pacific	4,072	4,510
Americas other than the United States	580	274
Total	$61,348	$70,613
The table above includes property and equipment and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.
15. Supplemental Consolidated Financial Statement Information
Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Prepaid expenses	$50,348	$45,877
Other current assets	4,556	9,186
Total prepaid expense and other current assets	$54,904	$55,063
Restricted cash
Restricted cash was $0.5 million and $0.6 million as of July 31, 2023 and January 31, 2023, respectively, primarily related to Australian employee contributions to the Company’s 2018 Employee Stock Purchase Plan.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	July 31,
	2023	2022
Cash and cash equivalents	$237,278	$227,370
Restricted cash included in prepaid expenses and other current assets	325	500
Restricted cash	193	17
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$237,796	$227,887

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
Overview
Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results faster, securely, and at scale through effective collaboration and streamlined workflows. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management.
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
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project. Smartsheet also offers a free subscription plan for new customers looking to get started with task and project management.
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

	July 31,
	2023	2022
Average annualized contract value per domain-based customer	$8,863	$7,557
Dollar-based net retention rate for all customers (trailing 12 months)	121%	131%
Customers with annualized contract values (“ACV”) of $100 thousand or more	1,665	1,220
Customers with ACV of $50 thousand or more	3,552	2,738
Customers with ACV of $5 thousand or more	19,031	16,682
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

Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, payment processing fees, costs of outside services to supplement our internal teams, allocated overhead, costs of Connectors between Smartsheet and third-party applications, travel-related costs, reseller costs, and costs related to technical support services.
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, costs of outside services used to supplement our internal staff, travel-related expenses, software-related costs, amortization of acquisition-related intangibles, and amortization of capitalized software. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in brand awareness and demand generation. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$221,522	$173,533	$427,523	$328,809
Professional services	14,063	13,158	27,948	26,192
Total revenue	235,585	186,691	455,471	355,001
Cost of revenue
Subscription(1)	33,584	27,722	66,751	52,860
Professional services(1)	13,454	12,829	26,168	24,849
Total cost of revenue	47,038	40,551	92,919	77,709
Gross profit	188,547	146,140	362,552	277,292
Operating expenses
Research and development(1)	58,358	53,784	114,548	106,303
Sales and marketing(1)	129,813	124,015	244,765	239,406
General and administrative(1)	36,523	33,200	71,501	66,244
Total operating expenses	224,694	210,999	430,814	411,953
Loss from operations	(36,147)	(64,859)	(68,262)	(134,661)
Interest income	5,847	1,281	11,064	1,669
Other income (expense), net	(55)	1,624	(591)	796
Loss before income tax provision	(30,355)	(61,954)	(57,789)	(132,196)
Income tax provision	3,002	359	5,438	574
Net loss	$(33,357)	$(62,313)	$(63,227)	$(132,770)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Cost of subscription revenue	$3,357	$2,849	$6,816	$5,460
Cost of professional services revenue	1,915	1,756	3,825	3,233
Research and development	17,611	15,974	35,043	31,589
Sales and marketing	18,989	16,707	38,043	31,452
General and administrative	10,151	8,202	20,075	17,654
Total share-based compensation expense	$52,023	$45,488	$103,802	$89,388

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Subscription	94%	93%	94%	93%
Professional services	6	7	6	7
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	15	15	15
Professional services	6	7	6	7
Total cost of revenue	20	22	20	22
Gross profit	80	78	80	78
Operating expenses
Research and development	25	29	25	30
Sales and marketing	55	66	54	67
General and administrative	16	18	16	19
Total operating expenses	95	113	95	116
Loss from operations	(15)	(35)	(15)	(38)
Interest income	2	1	2	—
Other income (expense), net	—	1	—	—
Loss before income tax provision	(13)	(33)	(13)	(37)
Income tax provision	1	—	1	—
Net loss	(14)%	(33)%	(14)%	(37)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended July 31, 2023 and 2022
Revenue

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$221,522	$173,533	$47,989	28%
Professional services	14,063	13,158	905	7%
Total revenue	$235,585	$186,691	$48,894	26%
Percentage of total revenue
Subscription revenue	94%	93%
Professional services revenue	6%	7%
Subscription revenue increased $48.0 million, or 28%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. Sales of user-based subscription plans and capabilities-based products contributed $26.8 million and $21.2 million, respectively, to the increase in revenue between periods.
Professional services revenue increased $0.9 million, or 7%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$33,584	$27,722	$5,862	21%
Professional services	13,454	12,829	625	5%
Total cost of revenue	$47,038	$40,551	$6,487	16%
Gross profit	$188,547	$146,140	$42,407	29%
Gross margin
Subscription	85%	84%
Professional services	4%	3%
Total gross margin	80%	78%
Cost of subscription revenue increased $5.9 million, or 21%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to an increase of $2.3 million in employee-related expenses due to increased headcount and labor costs, of which $0.5 million was related to share-based compensation expense, an increase of $2.1 million in hosting fees, an increase of $0.6 million in amortization of capitalized software, an increase of $0.3 million in software-related costs, an increase of $0.2 million in amortization of acquisition-related intangibles, and an increase of $0.2 million in credit card processing fees.
Our gross margin for subscription revenue was 85% and 84% for the three months ended July 31, 2023 and 2022, respectively. The increase in gross margin was primarily driven by an increase in subscription revenue that outpaced the increase in employee-related expenses.
Cost of professional services increased $0.6 million, or 5%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to an increase of $0.8 million in employee-related expenses due to increased labor costs, of which $0.1 million was related to share-based compensation expense. This was partially offset by a decrease of $0.2 million in costs of outside services to supplement our internal staff.
Our gross margin for professional services was 4% and 3% for the three months ended July 31, 2023 and 2022, respectively. The increase in gross margin for professional services was primarily driven by a decrease in both costs of outside services used to supplement our internal staff and allocated overhead costs, partially offset by an increase in employee-related expenses, as a percentage of services revenue.
Research and development expenses

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$58,358	$53,784	$4,574	9%
Percentage of total revenue	25%	29%
Research and development expenses increased $4.6 million, or 9%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to an increase of $5.0 million in employee-related expenses due to increased labor costs, of which $1.5 million was related to share-based compensation expense. This was partially offset by a decrease of $0.4 million in costs of outside services to supplement our internal staff.

Sales and marketing expenses

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$129,813	$124,015	$5,798	5%
Percentage of total revenue	55%	66%
Sales and marketing expenses increased $5.8 million, or 5%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase was primarily due to an increase of $6.9 million in brand awareness, sponsorships, and demand generation costs, an increase of $2.7 million in employee-related expenses due to increased labor costs, of which $2.3 million related to share-based compensation expense. This was partially offset by a decrease of $2.8 million in costs of outside services used to supplement our internal staff, and a decrease of $1.1 million in allocated overhead costs.
General and administrative expenses

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$36,523	$33,200	$3,323	10%
Percentage of total revenue	16%	18%
General and administrative expenses increased $3.3 million, or 10%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. This was driven by an increase of $3.9 million in employee-related expenses due to increased headcount and labor costs, of which $1.9 million related to share-based compensation expense, and an increase of $0.8 million related to bad debt expense. This was partially offset by a decrease of $1.0 million in costs of outside services to supplement our internal staff and a decrease of $0.4 million in allocated overhead.
Interest income

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$5,847	$1,281	$4,566	356%
Interest income increased $4.6 million, or 356%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. This was primarily driven by the performance of our short-term investments portfolio.
Other income (expense), net

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$(55)	$1,624	$(1,679)	(103)%
For the three months ended July 31, 2023 compared to the three months ended July 31, 2022, the change in other income (expense), net was primarily driven by a gain of $1.7 million from the termination of an operating lease included in the prior period.

Income tax provision

	Three Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$3,002	$359	$2,643	736%
Effective tax rate	(9.89)%	(0.58)%
The income tax provision increased $2.6 million for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The change in the provision was primarily due to U.S. BEAT, an increase in state income taxes, and income taxes in foreign jurisdictions.
Comparison of the six months ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$427,523	$328,809	$98,714	30%
Professional services	27,948	26,192	1,756	7%
Total revenue	455,471	$355,001	$100,470	28%
Percentage of total revenue
Subscription revenue	94%	93%
Professional services revenue	6%	7%
During the six months ended July 31, 2023, as compared to the six months ended July 31, 2022, total subscription revenue increased by $98.7 million, or 30%. The increase in revenue between periods was driven by an increase in sales of user-based subscription plans, which contributed $51.9 million of the increase, followed by an increase in sales of pre-configured capabilities, which contributed $46.8 million of the increase.
Professional services revenue increased $1.8 million, or 7%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$66,751	$52,860	$13,891	26%
Professional services	26,168	24,849	1,319	5%
Total cost of revenue	$92,919	$77,709	$15,210	20%
Gross profit	$362,552	$277,292	$85,260	31%
Gross margin
Subscription	84%	84%
Professional services	6%	5%
Total gross margin	80%	78%

Cost of subscription revenue increased $13.9 million, or 26%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $5.9 million in hosting fees, an increase of $5.0 million in employee-related expenses due to increased headcount and labor costs, of which $1.4 million was related to share-based compensation expense, an increase of $1.1 million in software-related costs, an increase of $0.8 million in amortization of capitalized software, an increase of $0.3 million in credit card processing fees, an increase of $0.3 million in costs of Connectors with third-party applications, and an increase of $0.3 million in amortization of acquisition-related intangibles.
Our gross margin for subscription revenue was 84% for each of the six months ended July 31, 2023 and 2022.
Cost of professional services increased $1.3 million, or 5%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $2.1 million in employee-related expenses due to increased labor costs, of which $0.6 million was related to share-based compensation expense. This was partially offset by a decrease of $0.8 million in costs of outside services to supplement our internal staff.
Our gross margin for professional services was 6% and 5% for the six months ended July 31, 2023 and 2022, respectively. The increase in gross margin during the six months ended July 31, 2023 was primarily driven by a decrease in both costs of outside services used to supplement our internal staff and allocated overhead costs, partially offset by an increase in employee-related expenses, as a percentage of services revenue.
Research and development expenses

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$114,548	$106,303	$8,245	8%
Percentage of total revenue	25%	30%
Research and development expenses increased $8.2 million, or 8%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $10.3 million in employee-related expenses due to increased labor costs, of which $3.5 million was related to share-based compensation expense. This was partially offset by a decrease of $1.3 million in costs of outside services to supplement our internal staff, and a decrease of $0.5 million in allocated overhead costs.
Sales and marketing expenses

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$244,765	239,406	$5,359	2%
Percentage of total revenue	54%	67%
Sales and marketing expenses increased $5.4 million, or 2%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase was primarily due to an increase of $12.0 million in employee-related expenses due to increased labor costs, of which $6.6 million related to share-based compensation expense, an increase of $1.6 million in brand awareness and demand generation costs, and an increase of $1.1 million in software-related costs. This was partially offset by a decrease of $5.5 million in costs of outside services used to supplement our internal staff, a decrease of $2.0 million in travel-related costs, and a decrease of $1.7 million in allocated overhead costs.

General and administrative expenses

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$71,501	$66,244	$5,257	8%
Percentage of total revenue	16%	19%
General and administrative expenses increased $5.3 million, or 8%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This was driven by an increase of $6.5 million in employee-related expenses due to increased labor costs, of which $2.6 million related to share-based compensation expense, an increase of $1.6 million in bad debt expense, and an increase of $0.2 million in software-related costs. This was partially offset by a decrease of $1.7 million in costs of outside services to supplement our internal staff, a decrease of $0.8 million in costs related to taxes, licenses, and insurance, a decrease of $0.5 million in allocated overhead cost, and a decrease of $0.2 million in accounting, internal control, and tax related costs.

Interest Income

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$11,064	$1,669	$9,395	563%
Interest income increased $9.4 million, or 563%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This was primarily driven by the performance of our short-term investments portfolio.
Other income (expense), net

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$(591)	$796	$(1,387)	(174)%
For the six months ended July 31, 2023 compared to the six months ended July 31, 2022, the change in other income (expense), net was primarily driven by a gain of $1.7 million from the termination of an operating lease included in the prior period.
Income tax provision

	Six Months Ended July 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$5,438	$574	$4,864	847%
Effective tax rate	(9.41)%	(0.43)%
For the six months ended July 31, 2023 compared to the six months ended July 31, 2022, the change in income tax provision was primarily driven by U.S. BEAT, an increase in state income taxes, and income taxes in foreign jurisdictions.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(dollars in thousands)
Gross profit	$188,547	$146,140	$362,552	$277,292
Add:
Share-based compensation expense(1)	5,776	4,931	11,544	9,324
Amortization of acquisition-related intangible assets(2)	1,425	1,270	2,851	2,540
Non-GAAP gross profit	$195,748	$152,341	$376,947	$289,156

Gross margin	80%	78%	80%	78%
Non-GAAP gross margin	83%	82%	83%	81%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(dollars in thousands)
Loss from operations	$(36,147)	$(64,859)	$(68,262)	$(134,661)
Add:
Share-based compensation expense(1)	52,549	45,836	104,749	90,064
Amortization of acquisition-related intangible assets(2)	2,707	2,484	5,416	4,967
One-time acquisition costs	—	461	—	461
Lease restructuring costs(3)	110	—	116	—
Non-GAAP operating income (loss)	$19,219	$(16,078)	$42,019	$(39,169)

Operating margin	(15)%	(35)%	(15)%	(38)%
Non-GAAP operating margin	8%	(9)%	9%	(11)%
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(33,357)	$(62,313)	$(63,227)	$(132,770)
Add:
Share-based compensation expense(1)	52,549	45,836	104,749	90,064
Amortization of acquisition-related intangible assets(2)	2,707	2,484	5,416	4,967
One-time acquisition costs	—	461	—	461
Lease restructuring costs(3)	110	—	116	—
Non-GAAP net income (loss)	$22,009	$(13,532)	$47,054	$(37,278)
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$48,459	$10,221	$83,030	$5,168
Less:
Purchases of property and equipment	(542)	(1,316)	(1,395)	(3,007)
Capitalized internal-use software development costs	(2,418)	(1,798)	(4,815)	(4,121)
Free cash flow	$45,499	$7,107	$76,820	$(1,960)
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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $5.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on new bookings and renewals, changes to the economic environment, and other factors.

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022

	(in thousands)
Total revenue	$235,585	$186,691	$455,471	$355,001
Add:
Deferred revenue (end of period)	462,918	365,346	462,918	365,346
Less:
Deferred revenue (beginning of period)	455,362	346,423	459,729	334,662
Calculated billings	$243,141	$205,614	$458,660	$385,685
Liquidity and Capital Resources
As of July 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $237.3 million and short-term investments totaling $311.7 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), and interest income from our short-term investments portfolio.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of July 31, 2023, we had deferred revenue of $462.9 million, of which $461.2 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating leases that expire at various dates through 2029. As of July 31, 2023, we had fixed minimum lease payments of $63.8 million, of which $18.0 million is due in the next 12 months. Refer to Note 12, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of July 31, 2023, we had material contractual obligations of $133.5 million, of which $56.3 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.

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
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$83,030	$5,168
Net cash used in investing activities	(79,763)	(234,708)
Net cash provided by financing activities	10,766	8,972
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	6	(1,225)
Change in cash, cash equivalents, and restricted cash	$14,039	$(221,793)
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures and costs related to brand awareness and demand generation.
During the six months ended July 31, 2023, net cash provided by operating activities was $83.0 million, driven by our net loss of $63.2 million, adjusted for non-cash charges of $145.0 million, and net cash outflows of $1.3 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, non-cash operating lease costs, net amortization of premiums and discounts on investments, and various other non-cash operating activities such as bad debt expense. Fluctuations in operating assets and liabilities primarily included a decrease in accounts receivable of $40.4 million, an increase in deferred commissions of $38.8 million, a decrease in operating lease liabilities of $8.1 million, an increase in accounts payable and accrued expenses of $5.1 million, an increase in deferred revenue of $3.2 million, an increase in other long-term assets of $0.8 million, and an increase in other long-term liabilities of $0.2 million.
During the six months ended July 31, 2022, net cash used in operating activities was $5.2 million, driven by our net loss of $132.8 million, adjusted for non-cash charges of $135.5 million, and net cash inflows of $2.4 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, non-cash operating lease costs, and various other non-cash operating activities. Fluctuations in operating assets and liabilities primarily included an increase in deferred commissions of $37.0 million, an increase in deferred revenue of $30.7 million, a decrease in accounts receivable of $20.4 million, a decrease in operating lease liabilities of $7.9 million, an increase in prepaid expenses and other current assets of $3.8 million, and an increase in accounts payable and accrued expenses of $0.2 million.

Investing activities
Net cash used in investing activities during the six months ended July 31, 2023 of $79.8 million consisted of purchases of short-term investments of $248.5 million, spend on capitalized internal-use software development of $4.8 million, and purchases of property and equipment of $1.4 million. This was partially offset by maturities of short-term investments of $174.9 million.
Net cash used in investing activities during the six months ended July 31, 2022 of $234.7 million consisted of purchases of short-term investments of $297.8 million, spend on capitalized internal-use software development of $4.1 million, and purchases of property and equipment of $3.0 million. This was partially offset by maturities of short-term investments of $69.5 million, proceeds from the liquidation of a long-term investment of $0.6 million, and proceeds from the sale of property equipment of $0.1 million.
Financing activities
Net cash provided by financing activities during the six months ended July 31, 2023 of $10.8 million was primarily due to $10.8 million in proceeds from our ESPP and $1.1 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $1.2 million.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies during the six months ended July 31, 2023 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $549.0 million as of July 31, 2023, of which $412.3 million was invested in money market funds, U.S. Treasury Securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2023, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign currency exchange risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the British pound sterling, Australian dollar, Canadian dollar, and European Union euro, as well as expenses denominated in the British pound sterling, Australian dollar, Costa Rican colón, and European Union euro. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of July 31, 2023.
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

Moreover, many of our employees work remotely, and many of the vendors and other third parties we engage with utilize remote workers in various jurisdictions throughout the world, which may involve relying on less secure systems and may increase the risk of and susceptibility to Cyber Threats. We cannot guarantee that remote work environments and electronic connections to our work environment and information technology systems have the same security measures as those deployed in our physical offices.
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
Our failure to sufficiently secure our products and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities.
Our products and services involve the storage, transmission, and processing of our customers’ sensitive and proprietary information. Our failure to sufficiently secure our products and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our products and services against external threats, we may be subject to inadvertent disclosures as a result of employee actions or system misconfigurations. Unauthorized use of or access to customer data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and could lead to litigation, regulatory investigations and claims, indemnity obligations, reputational harm, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
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

Many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents involving certain types of personal data or unauthorized access to, or interference with, our information systems to the public, certain individuals, the media, government authorities, or other third parties. Certain of these laws and regulations include notice or disclosure obligations contingent upon the result of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents can make it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our assessments. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; cause existing customers to not to renew their subscriptions; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any actual or suspected cybersecurity incident or to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events. Security incidents may result in increased costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
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
We have experienced significant growth in the number of users and data that our platform supports. It is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency, that we meet the needs of existing and new customers and users, that we meet the needs required to support customer and user expansion, and that we meet our own internal needs. To do this, we must manage our service infrastructure to support software updates and the evolution of our platform capabilities. The provision and implementation of any new service infrastructure requires significant expenditures and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity or if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our platform fails to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform and may harm our operating results.
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
Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of these third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our products and services and, as a result, could negatively affect our business, operating results, and financial condition. In addition, we may benefit from these partners’ brand recognition, reputations, referrals, and customer bases. Any losses or shifts in the referrals from, or the market positions of, these partners could lead to a loss of relationships or customers or require us to find and transition to alternative channels for marketing or enhancing our platform.

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
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of these third-party software or service offerings were unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms or at all. Additionally, any misuse, misconfiguration, or errors in the operation of these software or service offerings may result in a disruption of our internal business operations and create issues with the accuracy of our critical business information. These disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, maintain corporate records, ensure the accuracy of business information, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, either of which could result in increased costs, diversion of management’s attention, delays in the release of new product offerings, and reduced efficiencies in the operations of our impacted departments until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our operating results and financial condition.
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
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $33.4 million and $62.3 million during the three months ended July 31, 2023 and 2022, respectively, and $63.2 million and $132.8 million during the six months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, we had an accumulated deficit of $821.4 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; increasing competition; the impact of macroeconomic conditions, including inflation and rising interest rates, instability in the global banking sector, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends, in part, upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend upon the effectiveness of our sales and marketing efforts, both domestically and internationally; the effectiveness of our research and development efforts; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing the number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform or where an organization has already invested significantly in an existing third-party solution. Additionally, we continue to monitor how current macroeconomic conditions, including inflation, adjustments to interest rates, and general economic and political uncertainty may affect the adoption or expansion of cloud-based solutions and our success in engaging with new customers and expanding relationships with existing customers. If we fail in our marketing or research and development efforts, to predict customer demand, to understand the impact of macroeconomic conditions, or to attract new customers and maintain and expand those and existing customer relationships, then our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

Moreover, many of our subscriptions are sold for a one-year term. While most of our subscriptions provide for automatic renewal, our customers have no obligation to renew their subscription after the expiration of the term, and automatic renewal clauses may not be enforceable against certain customers. We cannot assure you that our customers will renew subscriptions with a similar contract period, with the same or greater number of users or premium capabilities, or that they will renew at all. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction with our platform or services, our pricing or pricing structure, the pricing or capabilities of our competitors’ products and services, the effects of economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
We have historically transacted in U.S. dollars with the majority of our customers and vendors, but we have also transacted in certain foreign currencies and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Foreign currency exchange rate fluctuations may be materially impacted by macroeconomic conditions, including increases in inflation, fluctuations in interest rates, instability in the global banking sector, and any global events, wars, or conflicts, including the current Russia/Ukraine conflict.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to July 31, 2023 we grew from 1,101 employees to 3,337 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
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
Our ability to increase revenue and achieve and maintain profitability largely depends on widespread acceptance of our platform by large enterprises, government agencies, and other organizations. Sales efforts targeted at enterprise and government customers require acceptance by and support of the customers’ knowledge workers and senior management and involve greater costs; longer sales cycles, including complex customer procurement and budgeting considerations; greater competition; increased operational burden; potential reseller or other third-party involvement; and less predictability. In the large enterprise and government agency markets, the customer’s decision to use our products and services can sometimes be an organization-wide decision, in which case, we will likely be required to provide greater levels of customer education, training, and support to familiarize potential customers with the use and benefits of our platform and services. In addition, larger enterprises and government agencies may demand more features, configuration options, and integration services. They may also expect operational changes to satisfy their supplier requirements. As a result of these factors, some sales opportunities may require us to devote greater sales support, research and development, engineering, customer support, professional services resources, and other internal resources and processes to these customers, resulting in increased costs, lengthened sales cycles, and diversion of sales and professional services resources to a smaller number of customers. Moreover, some of these larger transactions may require us to delay revenue recognition until the technical or implementation requirements have been met. Any of the foregoing effects could harm our business and operating results.

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
Our growth strategy depends on our ability to staff our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals requires significant time, expense, and attention. In addition to hiring new employees and contractors, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need, particularly in the greater Seattle area where our headquarters are located. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees and contractors with appropriate qualifications.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $58.4 million and $53.8 million during the three months ended July 31, 2023 and 2022, respectively, and $114.5 million and $106.3 million during the six months ended July 31, 2023 and 2022, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
We may experience difficulties in accurately predicting optimal pricing necessary to attract new customers and retain existing customers.
We have changed, and expect in the future that we will continue to change, our published and unpublished pricing and packaging models. We have previously deployed, and may continue to deploy, multiple structures and models of pricing and packaging to serve our wide variety of customers, including trial and free versions of our platform. As the market for our products and services matures, as competitors introduce new products or platforms that compete with ours, and as we continue to expand into new international markets, we may be unable to attract and retain customers at the same price or based on the same pricing and packaging models as we have historically, if at all, and some of our competitors may offer their products at a lower price. Further, we may have difficulty attracting and retaining customers based on new pricing and packaging models, especially in the event we increase our prices, and new models may inhibit organic growth from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions may also affect the mix of adoption among our subscription plans and reduce our overall revenue. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.
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
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any of these claims and related litigation could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial damages, settlement fees, or ongoing license or royalty payments; cease offering our platform or services or cease using certain technologies; implement expensive workarounds; or comply with other unfavorable conditions.
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
As a public company we incur significant legal, accounting, and other expenses. We are subject to reporting requirements of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules subsequently implemented by the SEC, the rules and regulations of the listing standards of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. Compliance with these rules and regulations strains our financial and management systems, internal controls, and employees.
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
Our limited experience acquiring companies may increase these risks. Our inability to address these risks or other problems that we encounter with our acquisitions and investments could result in a failure to realize the anticipated benefits of these acquisitions or investments, unanticipated liabilities, and harm to our business.

Risks Related to Ownership of Our Common Stock
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through September 1, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
Risks Related to Governmental Regulation
We are subject to laws and regulations affecting our business, including those related to marketing, advertising, privacy, data protection and information security. Our actual or perceived failure to comply with laws or regulations could harm our business. Complying with these laws and regulations could also result in additional costs and liabilities to us or inhibit sales of our products and services.
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
In addition, we have internal policies and public documentation regarding our collection, processing, use, disclosure, deletion, and security of information. Although we endeavor to comply with our policies and documentation, we may at times fail to do so or face allegations of failure to do so. The publication of our privacy practices and other documentation that include commitments about data privacy and security may subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition, and operating results.
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
Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products and services and could harm our business.
U.S. federal, state, and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations relating to Internet usage. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the Internet, including laws or practices regarding Internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and harm our operating results. Changes in these laws or regulations, or changes in the application of existing laws and regulations to the Internet and services provided via the Internet, could also require us to modify, in some instances substantially, our platform to maintain compliance. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or for commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications or reduce demand for Internet-based services and platforms such as ours.
Further, we use email as part of our platform for communication and workflow management. Internet service providers continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with the deliverability of these email messages. Government regulations and laws regarding electronic communications, evolving practices regarding the use of email, or misuse of our email features by customers could restrict the use of email as part of our platform. Any deliverability issues or restrictions on this use of email would reduce functionality of our platform, impact user adoption, and harm our business.
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
As of January 31, 2023, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $473.8 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs are, and may continue to be, subject to limitations arising from previous ownership changes.
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
We may be involved as a party to, or an indemnitor in, disputes or regulatory inquiries that arise in the ordinary course of business. These may include demands, claims, lawsuits, arbitration, or regulatory proceedings regarding labor and employment issues, commercial disagreements, securities law violations, merger and acquisition activity, and other matters. For example, we recently settled a lawsuit seeking indemnification from the Company in connection with a lawsuit against a former director and shareholder to which we are not a party. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger.
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

The impact of wars, conflicts, domestic and international political developments, and governmental changes may not be fully realized for several years or more. Uncertainty about these impacts may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory, operational, and cost challenges to our global operations. These adverse conditions could result in reductions in sales of our products and services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results, and financial position.
Expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from regulatory bodies, investors, customers, employees, and other stakeholders on corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. The SEC has proposed disclosure requirements regarding ESG factors, including the impact our business has on the environment, making it important for reporting companies to increase transparency regarding ESG data. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us and instead invest in our competitors if they believe our policies and practices relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recent proposals, which would require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing any newly required disclosures. If we elect not to or are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
None.

Item 5. Other Information
(c) Rule 10b5-1 Plan Elections
During the fiscal quarter ended July 31, 2023, each of our Chief Revenue Officer, Mr. Arntz, our Chief Legal Officer, Ms. Marshall, and our Chief Executive Officer, Mr. Mader, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, as described in the table below. Each trading arrangement adopted during the period and disclosed below is a Rule 10b5-1 trading arrangement and is intended to satisfy the aﬃrmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
Each adopted Rule 10b5-1 trading arrangement included a representation from the adopting individual to the broker administering the plan that he or she was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan, as required under the Company’s insider trading policy. Those representations were made as of the date of adoption of each Rule 10b5-1 trading arrangement, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the individual was unaware, or with respect to any material nonpublic information acquired by the individual or the Company after the date of the representation.

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(1)	Duration(2)	Date Terminated
Michael Arntz - Chief Revenue Officer	June 26, 2023	147,547	June 26, 2023 - August 14, 2024	N/A
Jolene Marshall - Chief Legal Officer	June 26, 2023	23,719(3)	June 26, 2023 - April 30, 2024	N/A
Mark Mader - Chief Executive Officer	December 13, 2022(4)	80,000	December 13, 2022 - February 23, 2024	June 27, 2023
Mark Mader - Chief Executive Officer	June 27, 2023	91,654	June 27, 2023 - February 21, 2024	N/A
(1) The volume of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(2) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each arrangement also provided or provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(3) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Marshall’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
(4) The terminated Rule 10b5-1 trading arrangement complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in December 2022.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 8, 2023

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 8, 2023