Form 10-Q
period 2023-10-31
SMARTSHEET INC
filed 2023-12-08
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of December 1, 2023, there were 136,256,740 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2023

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	$232,470	$186,070	$659,993	$514,879
Professional services	13,448	13,507	41,396	39,699
Total revenue	245,918	199,577	701,389	554,578
Cost of revenue
Subscription	34,258	29,294	101,009	82,154
Professional services	12,780	13,569	38,948	38,418
Total cost of revenue	47,038	42,863	139,957	120,572
Gross profit	198,880	156,714	561,432	434,006
Operating expenses
Research and development	58,257	50,526	172,805	156,829
Sales and marketing	137,920	120,116	382,685	359,522
General and administrative	38,153	28,629	109,654	94,873
Total operating expenses	234,330	199,271	665,144	611,224
Loss from operations	(35,450)	(42,557)	(103,712)	(177,218)
Interest income	6,976	2,344	18,040	4,013
Other income (expense), net	(790)	593	(1,381)	1,389
Loss before income tax provision	(29,264)	(39,620)	(87,053)	(171,816)
Income tax provision	3,164	517	8,602	1,091
Net loss	$(32,428)	$(40,137)	$(95,655)	$(172,907)
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.71)	$(1.33)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	135,189	130,634	133,868	129,611
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(32,428)	$(40,137)	$(95,655)	$(172,907)
Other comprehensive loss
Net unrealized loss on available-for-sale securities	(25)	(290)	(45)	(693)
Foreign currency translation adjustments	(507)	(794)	(1,017)	(794)
Other comprehensive loss	(532)	(1,084)	(1,062)	(1,487)
Comprehensive loss	$(32,960)	$(41,221)	$(96,717)	$(174,394)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$233,247	$223,156
Short-term investments	335,492	233,225
Accounts receivable, net of allowances of $6,121 and $6,285, respectively	179,475	198,643
Prepaid expenses and other current assets	53,625	55,063
Total current assets	801,839	710,087
Restricted cash	184	197
Deferred commissions	142,051	121,785
Property and equipment, net	41,701	39,395
Operating lease right-of-use assets	42,060	54,278
Intangible assets, net	30,531	39,069
Goodwill	140,928	142,415
Other long-term assets	3,939	2,983
Total assets	$1,203,233	$1,110,209
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,005	$2,125
Accrued compensation and related benefits	75,155	68,347
Other accrued liabilities	31,258	27,437
Operating lease liabilities, current	16,263	19,220
Finance lease liabilities, current	194	—
Deferred revenue	482,898	457,534
Total current liabilities	606,773	574,663
Operating lease liabilities, non-current	36,174	47,564
Finance lease liabilities, non-current	505	—
Deferred revenue, non-current	2,572	2,195
Other long-term liabilities	404	129
Total liabilities	646,428	624,551
Commitments and Contingencies (Note 13)
Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2023 and January 31, 2023	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 135,538,368 shares issued and outstanding as of October 31, 2023; 500,000,000 shares authorized, 131,845,028 shares issued and outstanding as of January 31, 2023	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of October 31, 2023; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2023	—	—
Additional paid-in capital	1,411,594	1,243,730
Accumulated other comprehensive income (loss)	(961)	101
Accumulated deficit	(853,828)	(758,173)
Total shareholders’ equity	556,805	485,658
Total liabilities and shareholders’ equity	$1,203,233	$1,110,209
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2023
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(821,400)	$(429)	$539,022
Issuance of common stock under employee stock plans	1,038,476	—	266	—	—	266
Taxes paid related to net share settlement of equity awards	—	—	(494)	—	—	(494)
Share-based compensation expense	—	—	50,971	—	—	50,971
Other comprehensive loss	—	—	—	—	(532)	(532)
Net loss	—	—	—	(32,428)	—	(32,428)
Balances as of October 31, 2023	135,538,368	$—	$1,411,594	$(853,828)	$(961)	$556,805

	Three Months Ended October 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of July 31, 2022	130,155,007	$—	$1,150,410	$(675,304)	$(403)	$474,703
Issuance of common stock under employee stock plans	714,086	—	868	—	—	868
Taxes paid related to net share settlement of equity awards	—	—	(569)	—	—	(569)
Share-based compensation expense	—	—	38,776	—	—	38,776
Other comprehensive loss	—	—	—	—	(1,084)	(1,084)
Net loss	—	—	—	(40,137)	—	(40,137)
Balances as of October 31, 2022	130,869,093	$—	$1,189,485	$(715,441)	$(1,487)	$472,557

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2023
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	131,845,028	$—	$1,243,730	$(758,173)	$101	$485,658
Issuance of common stock under employee stock plans	3,693,340	—	12,497	—	—	12,497
Taxes paid related to net share settlement of equity awards	—	—	(1,644)	—	—	(1,644)
Share-based compensation expense	—	—	157,011	—	—	157,011
Other comprehensive loss	—	—	—	—	(1,062)	(1,062)
Net loss	—	—	—	(95,655)	—	(95,655)
Balances as of October 31, 2023	135,538,368	$—	$1,411,594	$(853,828)	$(961)	$556,805

	Nine Months Ended October 31, 2022
	Common Stock (Class A)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2022	127,809,525	$—	$1,047,313	$(542,534)	$—	$504,779
Issuance of common stock under employee stock plans	3,059,568	—	15,344	—	—	15,344
Taxes paid related to net share settlement of equity awards	—	—	(3,082)	—	—	(3,082)
Share-based compensation expense	—	—	129,910	—	—	129,910
Other comprehensive loss	—	—	—	—	(1,487)	(1,487)
Net loss	—	—	—	(172,907)	—	(172,907)
Balances as of October 31, 2022	130,869,093	$—	$1,189,485	$(715,441)	$(1,487)	$472,557

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(95,655)	$(172,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	153,449	127,458
Depreciation and amortization	20,008	18,476
Net amortization of premiums (discounts) on investments	(8,746)	(1,198)
Amortization of deferred commission costs	38,439	36,712
Unrealized foreign currency (gain) loss	684	(760)
Non-cash operating lease costs	9,450	11,631
Impairment of long-lived assets	1,448	1,544
Other, net	3,089	(1,636)
Changes in operating assets and liabilities:
Accounts receivable	16,541	2,739
Prepaid expenses and other current assets	1,060	(894)
Other long-term assets	(1,401)	(336)
Accounts payable	(997)	1,356
Other accrued liabilities	4,100	8,494
Accrued compensation and related benefits	2,021	(10,975)
Deferred commissions	(58,705)	(55,438)
Deferred revenue	25,439	49,673
Other long-term liabilities	278	37
Operating lease liabilities	(12,326)	(10,581)
Net cash provided by operating activities	98,176	3,395
Cash flows from investing activities
Purchases of short-term investments	(375,387)	(384,363)
Maturities of short-term investments	281,900	144,548
Proceeds from liquidation of a long-term investment	—	622
Purchases of property and equipment	(2,097)	(4,175)
Proceeds from sale of property and equipment	28	94
Capitalized internal-use software development costs	(7,850)	(5,826)
Payments for business acquisition, net of cash and restricted cash acquired	—	(20,342)
Net cash used in investing activities	(103,406)	(269,442)
Cash flows from financing activities
Proceeds from exercise of stock options	1,330	4,499
Taxes paid related to net share settlement of restricted stock units	(1,644)	(3,082)
Proceeds from contributions to Employee Stock Purchase Plan	15,664	9,959
Net cash provided by financing activities	15,350	11,376
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(248)	(131)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,872	(254,802)
Cash, cash equivalents, and restricted cash at beginning of period	223,757	449,680
Cash, cash equivalents, and restricted cash at end of period	$233,629	$194,878

Supplemental disclosures
Cash paid for income tax	$9,471	$224
Accrued purchases of property and equipment, including internal-use software	1,264	1,727
Share-based compensation expense capitalized in internal-use software development costs	3,283	2,452
Right-of-use assets obtained in exchange for new operating lease liabilities	1,684	7,230
Right-of-use asset reductions related to operating leases	4,451	1,535
Purchases of fixed assets under finance leases	693	—
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results quickly, securely, and at scale through effective collaboration and streamlined workflows. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management. Customers access their accounts via a web-based interface or a mobile application. The Company also offers professional services, which primarily consist of consulting and training services.
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of results to be expected for the full year ending January 31, 2024, or for any other interim period, or for any future year.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and was accounted for prospectively in the condensed consolidated financial statements. For the three months ended October 31, 2023, there is no impact related to the change in amortization period. For the nine months ended October 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 1% of total revenue or $0.07 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s condensed consolidated balance sheets as of July 31, 2022 and those deferred during subsequent periods.
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
No individual customer represented more than 10% of accounts receivable as of October 31, 2023 or January 31, 2023. No individual customer represented more than 10% of revenue for the three and nine months ended October 31, 2023 or 2022.
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended October 31, 2023 that have had a material impact on our condensed consolidated financial statements.
3. Revenue from Contracts with Customers
During the three months ended October 31, 2023 and 2022, the Company recognized $200.5 million and $157.3 million of subscription revenue, respectively, and $4.4 million and $4.7 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2023 and 2022, respectively.
During the nine months ended October 31, 2023 and 2022, the Company recognized $406.1 million and $297.3 million of subscription revenue, respectively, and $7.0 million and $4.7 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.
As of October 31, 2023, approximately $584.3 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $576.7 million related to subscription services and $7.6 million related to professional services. Approximately 89% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Deferred Commissions
Deferred commissions were $142.1 million as of October 31, 2023 and $121.8 million as of January 31, 2023.
Amortization expense for deferred commissions was $14.1 million and $9.1 million for the three months ended October 31, 2023 and 2022, respectively, and $38.4 million and $36.7 million for the nine months ended October 31, 2023 and 2022, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(32,428)	$(40,137)	$(95,655)	$(172,907)
Denominator:
Weighted-average shares outstanding	135,189	130,634	133,868	129,611
Net loss per share, basic and diluted	$(0.24)	$(0.31)	$(0.71)	$(1.33)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	October 31,
	2023	2022
Shares subject to outstanding common stock awards	11,873	11,380
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	313	126
Total potentially dilutive shares	12,186	11,506

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of October 31, 2023. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	October 31, 2023
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$70,959	$—	$—	$70,959
U.S. Treasury securities	12,891	—	—	12,891
Commercial paper	5,072	—	—	5,072
Total cash equivalents	88,922	—	—	88,922
Short-term investments:
Corporate bonds	83,522	7	(155)	83,374
U.S. Treasury securities	142,767	1	(47)	142,721
Commercial paper	79,749	—	—	79,749
Agency securities	29,669	—	(21)	29,648
Total short-term investments	335,707	8	(223)	335,492
Total	$424,629	$8	$(223)	$424,414
*Excludes interest receivable of $1.0 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three and nine months ended October 31, 2023 and 2022. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended October 31, 2023 and 2022. None of the short-term investments held as of October 31, 2023 or January 31, 2023 were in a continuous unrealized loss position for greater than 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the contractual maturities of the Company’s short-term investments (in thousands):

	October 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$308,471	$308,348
Due between one to five years	27,235	27,144
Total	$335,706	$335,492

	January 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$207,487	$207,325
Due between one to five years	25,907	25,900
Total	$233,394	$233,225
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

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$70,959	$—	$—	$70,959
U.S. Treasury securities	—	12,891	—	12,891
Commercial Paper	—	5,072	—	5,072
Total cash equivalents	70,959	17,963	—	88,922
Short-term investments:
Corporate bonds	—	83,374	—	83,374
U.S. Treasury securities	—	142,721	—	142,721
Commercial paper	—	79,749	—	79,749
Agency securities	—	29,648	—	29,648
Total short-term investments	—	335,492	—	335,492
Total assets	$70,959	$353,455	$—	$424,414

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
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and nine months ended October 31, 2023 or 2022.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Business Combinations, and Note 9, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. The fair value of the operating lease right-of-use (“ROU”) assets and associated property and equipment was estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. See Note 12, Leases, of these notes to our condensed consolidated financial statements for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.

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
9. Goodwill and Net Intangible Assets
Changes in the carrying amount of goodwill or measurement period adjustments during the nine months ended October 31, 2023 were as follows (in thousands):

Goodwill balance as of January 31, 2023	$142,415
Effects of foreign currency translation	(1,487)
Goodwill balance as of October 31, 2023	$140,928
The following table presents the components of net intangible assets (in thousands):

	October 31, 2023			January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$28,384	$(18,781)	$9,603	$28,673	$(14,547)	$14,126
Customer relationships	34,006	(15,759)	18,247	34,186	(12,265)	21,921
Trade names	4,100	(1,490)	2,610	4,100	(1,157)	2,943
Patents	170	(143)	27	170	(135)	35
Domain names	44	—	44	44	—	44
Total	$66,704	$(36,173)	$30,531	$67,173	$(28,104)	$39,069
The following table presents the components of acquired intangible assets (dollars in thousands):

	October 31, 2023		January 31, 2023
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Software technology	$9,603	2.2	$14,126	2.8
Customer relationships	18,246	4	21,921	4.7
Trade names	2,610	5.9	2,943	6.6
Total	$30,459	3.6	$38,990	4.2
Amortization expense related to intangible assets was $2.7 million and $2.6 million for the three months ended October 31, 2023 and 2022, respectively, and $8.1 million and $7.6 million for the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2024	$2,701
Fiscal 2025	9,602
Fiscal 2026	7,885
Fiscal 2027	5,719
Fiscal 2028	3,432
Thereafter	1,148
Total	$30,487

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Share-Based Compensation
The Company has issued incentive and non-qualifying stock options to employees and non-employee directors under the 2005 Stock Option/Restricted Stock Plan, the 2015 Equity Incentive Plan (the “2015 Plan”), and the 2018 Equity Incentive Plan (the “2018 Plan”). Employee stock options are granted with exercise prices at the fair value of the underlying common stock on the grant date, generally vest, based on continuous employment, over three or four years, and expire 10 years from the date of grant.
The Company has also issued restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan. Employee RSUs are measured based on the grant date fair value of the awards and generally vest, based on continuous employment, over three or four years.
The Company issued restricted stock awards (“RSAs”) to certain Brandfolder employees subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs was dependent on continuous employment, these were not considered part of the purchase price in accounting for the September 2020 acquisition. The RSAs were measured based on the grant date fair value of the awards and vested, based on continuous employment, over three years.
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
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2023:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 31, 2023	3,819,288	$23.42
Granted	—	—
Exercised	(240,388)	5.55
Forfeited or canceled	(10,125)	67.00
Outstanding at October 31, 2023	3,568,775	24.50
Exercisable at October 31, 2023	2,993,697	19.02

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2023:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding at January 31, 2023	10,975,157	$46.56
Granted	1,201,599	44.09
Vested	(3,151,042)	46.54
Forfeited or canceled	(972,095)	47.19
Outstanding at October 31, 2023	8,053,619	46.12
Restricted stock awards
The following table includes a summary of the RSA activity during the nine months ended October 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	19,895	$46.93
Granted	—	—
Vested	(19,895)	46.93
Forfeited or canceled	—	—
Outstanding at October 31, 2023	—	—
Performance Share Units
The following table includes a summary of the PSU activity during the nine months ended October 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value per PSU
Outstanding at January 31, 2023	251,027	$53.34
Granted	—	—
Vested	—	—
Forfeited or canceled	—	—
Outstanding at October 31, 2023	251,027	53.34
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Shares available for issuance
The following table includes a summary of the Company’s shares available for issuance activity under our 2018 Plan and our ESPP during the nine months ended October 31, 2023:

	2018 Plan	2018 ESPP
Balance at January 31, 2023	14,594,290	4,850,775
Authorized	6,592,251	1,318,450
Granted	(1,201,599)	(343,252)
Forfeited or canceled	982,220	—
Balance at October 31, 2023	20,967,162	5,825,973
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
As of October 31, 2023, $6.5 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of subscription revenue	$3,164	$2,517	$9,980	$7,977
Cost of professional services revenue	1,777	1,436	5,602	4,669
Research and development	17,220	13,317	52,263	44,906
Sales and marketing	17,462	14,068	55,505	45,520
General and administrative	10,024	6,732	30,099	24,386
Total share-based compensation expense	$49,647	$38,070	$153,449	$127,458
We have excluded $1.3 million and $0.7 million of capitalized software development costs from share-based compensation expense in the three months ended October 31, 2023 and 2022, respectively, and $3.6 million and $2.5 million for the nine months ended October 31, 2023 and 2022, respectively.
As of October 31, 2023, there was a total of $348.6 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.
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
The Company recorded a provision for income taxes of $3.2 million and $0.5 million for the three months ended October 31, 2023 and 2022, respectively, and $8.6 million and $1.1 million for the nine months ended October 31, 2023 and 2022, respectively. The provision is primarily attributable to BEAT, income taxes in foreign jurisdictions, and state income taxes.

12. Leases
The Company has operating leases related to corporate offices, and finance leases related to computer equipment. Our finance lease ROU assets are included in property and equipment, net in the condensed consolidated balance sheets. Our leases have remaining lease terms of less than one year to six years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Operating lease cost	$4,234	$4,580	$12,163	$14,346
Finance lease cost:
Amortization of assets	18	—	18	—
Interest on lease liabilities	6	—	6	—
Short-term lease cost	97	453	418	709
Variable lease cost	903	791	2,576	2,150
Sublease income	(573)	(160)	(1,667)	(160)
Total lease costs	$4,685	$5,664	$13,514	$17,045

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to leases was as follows (dollars in thousands):

	Nine Months Ended October 31,
	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,507	$14,392
Operating cash flows from finance leases	6	—
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	1,684	7,230
Finance leases	693	—
Right-of-use assets reductions related to operating leases	4,451	1,535
Weighted-average remaining lease term (in years)
Operating leases	4.1	4.7
Finance leases	2.9	0.0
Weighted-average discount rate
Operating leases	5.5%	5.2%
Finance leases	9.9%	—%
As of October 31, 2023, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of Fiscal 2024	$4,471	$45
Fiscal 2025	16,465	270
Fiscal 2026	14,657	270
Fiscal 2027	10,736	226
Fiscal 2028	6,287	—
Thereafter	6,633	—
Total lease payments	59,249	811
Less: imputed interest	(6,812)	(112)
Total	$52,437	$699

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of October 31, 2023, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2024	$674
Fiscal 2025	2,732
Fiscal 2026	2,154
Fiscal 2027	700
Fiscal 2028	—
Thereafter	—
Total	$6,260
The Company has vacated certain of its previous corporate offices and entered into sublease agreements for certain fully furnished floors. Due to the declining commercial real estate markets, the terms of our contracted subleases were such that our lease costs were not fully recoverable by the subleases. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows for each subleased floor to its carrying value and determined that the respective asset groups were not recoverable. We then calculated the fair values based on the present value of the estimated cash flows from each sublease for the remaining lease term. We compared the estimated fair value to its carrying value, which resulted in a $1.4 million impairment charge for the three and nine months ended October 31, 2023, and a $1.5 million impairment charge for the three and nine months ended October 31, 2022. The impairment charges were included in general and administrative expenses in the condensed consolidated statements of operations.
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
(unaudited)
14. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
United States	$207,165	$166,910	$591,982	$462,516
EMEA	20,149	16,679	56,631	48,144
Asia Pacific	8,996	8,010	25,869	21,576
Americas other than the United States	9,608	7,978	26,907	22,342
Total	$245,918	$199,577	$701,389	$554,578
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	October 31, 2023	January 31, 2023
United States	$49,223	$60,246
EMEA	2,221	5,583
Asia Pacific	3,868	4,510
Americas other than the United States	637	274
Total	$55,949	$70,613
The table above includes property and equipment and operating lease ROU assets and excludes capitalized internal-use software costs and intangible assets.
15. Supplemental Consolidated Financial Statement Information
Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Prepaid expenses	$50,600	$45,877
Other current assets	3,025	9,186
Total prepaid expense and other current assets	$53,625	$55,063
Restricted cash
Restricted cash was $0.4 million and $0.6 million as of October 31, 2023 and January 31, 2023, respectively, primarily related to Australian employee contributions to our ESPP.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	October 31,
	2023	2022
Cash and cash equivalents	$233,247	$194,404
Restricted cash included in prepaid expenses and other current assets	198	293
Restricted cash	184	181
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$233,629	$194,878

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
Overview
Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results quickly and securely at scale through effective collaboration and streamlined workflows. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management.
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the capabilities provided. Customers can also purchase Smartsheet Advance with Enterprise subscriptions, which provides capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Control Center, Dynamic View, Data Shuttle, Connectors, and Bridge. Customers with additional security and governance needs can purchase Smartsheet Safeguard, which provides capabilities to support oversight, security, and ongoing policy management. Safeguard is available as an add-on to Enterprise plans and as a part of Advance Platinum. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project. Smartsheet also offers a free subscription plan for new customers looking to get started with task and project management.
Macroeconomic Conditions and Other Factors
Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the geopolitical conflicts, interest rates, inflation, instability in the global banking sector, and foreign currency exchange rate fluctuations. Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers primarily purchase services from us on a subscription basis over a period of time. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The implications of these macroeconomic events on our business, results of operations and overall financial outlook remain uncertain over the long term and may have an adverse impact in future periods. Refer to Part II, Item 1A, “Risk Factors” for further discussion of the potential impact of these general macroeconomic factors and other risks on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

	October 31,
	2023	2022
Average annualized contract value ("ACV") per domain-based customer	$9,225	$7,951
Dollar-based net retention rate for all customers (trailing 12 months)	118%	129%
Customers with ACV of $100 thousand or more	1,779	1,346
Customers with ACV of $50 thousand or more	3,719	2,962
Customers with ACV of $5 thousand or more	19,389	17,446
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, costs of outside services used to supplement our internal staff, travel-related costs, software-related costs, amortization of acquisition-related intangibles, and amortization of capitalized software. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in brand awareness and demand generation. We expect sales and marketing costs to gradually decrease as a percentage of total revenue over the long-term due to economies of scale.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Revenue
Subscription	$232,470	$186,070	$659,993	$514,879
Professional services	13,448	13,507	41,396	39,699
Total revenue	245,918	199,577	701,389	554,578
Cost of revenue
Subscription(1)	34,258	29,294	101,009	82,154
Professional services(1)	12,780	13,569	38,948	38,418
Total cost of revenue	47,038	42,863	139,957	120,572
Gross profit	198,880	156,714	561,432	434,006
Operating expenses
Research and development(1)	58,257	50,526	172,805	156,829
Sales and marketing(1)	137,920	120,116	382,685	359,522
General and administrative(1)	38,153	28,629	109,654	94,873
Total operating expenses	234,330	199,271	665,144	611,224
Loss from operations	(35,450)	(42,557)	(103,712)	(177,218)
Interest income	6,976	2,344	18,040	4,013
Other income (expense), net	(790)	593	(1,381)	1,389
Loss before income tax provision	(29,264)	(39,620)	(87,053)	(171,816)
Income tax provision	3,164	517	8,602	1,091
Net loss	$(32,428)	$(40,137)	$(95,655)	$(172,907)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Cost of subscription revenue	$3,164	$2,517	$9,980	$7,977
Cost of professional services revenue	1,777	1,436	5,602	4,669
Research and development	17,220	13,317	52,263	44,906
Sales and marketing	17,462	14,068	55,505	45,520
General and administrative	10,024	6,732	30,099	24,386
Total share-based compensation expense	$49,647	$38,070	$153,449	$127,458

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	95%	93%	94%	93%
Professional services	5	7	6	7
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	15	14	15
Professional services	5	7	6	7
Total cost of revenue	19	21	20	22
Gross profit	81	79	80	78
Operating expenses
Research and development	24	25	25	28
Sales and marketing	56	60	55	65
General and administrative	16	14	16	17
Total operating expenses	95	100	95	110
Loss from operations	(14)	(21)	(15)	(32)
Interest income	3	1	3	1
Other income (expense), net	—	—	—	—
Loss before income tax provision	(12)	(20)	(12)	(31)
Income tax provision	1	—	1	—
Net loss	(13)%	(20)%	(14)%	(31)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$232,470	$186,070	$46,400	25%
Professional services	13,448	13,507	(59)	—%
Total revenue	$245,918	$199,577	$46,341	23%
Percentage of total revenue
Subscription revenue	95%	93%
Professional services revenue	5%	7%
Subscription revenue increased $46.4 million, or 25%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. Sales of user-based subscription plans and capabilities-based products contributed $25.0 million and $21.4 million, respectively, to the increase in revenue between periods.
Professional services revenue decreased $0.1 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease in professional services revenue was primarily driven by an increase in our utilization of partner-enabled services delivery.

Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$34,258	$29,294	$4,964	17%
Professional services	12,780	13,569	(789)	(6)%
Total cost of revenue	$47,038	$42,863	$4,175	10%
Gross profit	$198,880	$156,714	$42,166	27%
Gross margin
Subscription	85%	84%
Professional services	5%	—%
Total gross margin	81%	79%
Cost of subscription revenue increased $5.0 million, or 17%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily due to an increase of $2.1 million in employee-related expenses due to increased headcount, of which $0.6 million was related to share-based compensation expense, an increase of $0.9 million in hosting fees, an increase of $0.5 million in amortization of capitalized software, an increase of $0.5 million in software-related costs, an increase of $0.4 million in credit card processing fees, and an increase of $0.3 million in costs of outside services used to supplement our internal staff.
Our gross margin for subscription revenue was 85% and 84% for the three months ended October 31, 2023 and 2022, respectively. The increase in gross margin was primarily driven by an increase in subscription revenue that outpaced the increase in hosting fees.
Cost of professional services decreased $0.8 million, or (6)%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily due to a decrease of $0.8 million in costs of outside services to supplement our internal staff.
Our gross margin for professional services revenue was 5% and 0% for the three months ended October 31, 2023 and 2022, respectively. The increase in gross margin for professional services was primarily driven by a decrease in outside services used to supplement our internal staff.
Research and development expenses

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$58,257	$50,526	$7,731	15%
Percentage of total revenue	24%	25%
Research and development expenses increased $7.7 million, or 15%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily driven by an increase of $7.4 million in employee-related expenses due to increased labor costs, of which $3.9 million was related to share-based compensation expense, an increase of $0.3 million in travel-related costs, and an increase of $0.2 million in software-related costs.

Sales and marketing expenses

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$137,920	$120,116	$17,804	15%
Percentage of total revenue	56%	60%
Sales and marketing expenses increased $17.8 million, or 15%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily driven by an increase of $11.8 million in employee-related expenses due to increased labor costs, of which $3.4 million related to share-based compensation expense, and an increase of $7.9 million in brand awareness, sponsorships, and demand generation costs. This was partially offset by a decrease of $0.8 million in allocated overhead, a decrease of $0.5 million in travel-related costs, and a decrease of $0.3 million in costs of outside services used to supplement our internal staff.
General and administrative expenses

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$38,153	$28,629	$9,524	33%
Percentage of total revenue	16%	14%
General and administrative expenses increased $9.5 million, or 33%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily driven by an increase of $5.3 million in employee-related expenses due to increased headcount and labor costs, of which $3.3 million related to share-based compensation expense, an increase of $4.7 million related to legal costs, of which $4.5 million related to an insurance recovery for an indemnification claim included in the prior period, and an increase of $0.7 million related to bad debt expense. This was partially offset by a decrease of $0.6 million in costs of outside services to supplement our internal staff, a decrease of $0.5 million in software-related costs, and a decrease of $0.3 million in allocated overhead.
Interest income

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$6,976	$2,344	$4,632	198%
Interest income increased $4.6 million, or 198%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This was primarily driven by the performance of our short-term investments portfolio.
Other income (expense), net

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$(790)	$593	$(1,383)	(233)%

Other income (expense), net decreased $1.4 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This change was primarily driven by a $1.0 million change due to net unrealized and realized foreign currency losses and a $0.4 million change related to losses on the disposal of property and equipment.
Income tax provision

	Three Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$3,164	$517	$2,647	512%
Effective tax rate	(10.81)%	(1.30)%
The income tax provision increased $2.6 million for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The change in the provision was primarily due to U.S. BEAT, an increase in state income taxes, and income taxes in foreign jurisdictions.
Comparison of the nine months ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Revenue
Subscription	$659,993	$514,879	$145,114	28%
Professional services	41,396	39,699	1,697	4%
Total revenue	701,389	$554,578	$146,811	26%
Percentage of total revenue
Subscription revenue	94%	93%
Professional services revenue	6%	7%
Subscription revenue increased by $145.1 million, or 28%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. Sales of user-based subscription plans and capabilities-based products contributed $76.9 million and $68.2 million, respectively, to the increase in revenue between periods.
Professional services revenue increased $1.7 million, or 4%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$101,009	$82,154	$18,855	23%
Professional services	38,948	38,418	530	1%
Total cost of revenue	$139,957	$120,572	$19,385	16%
Gross profit	$561,432	$434,006	$127,426	29%
Gross margin
Subscription	85%	84%
Professional services	6%	3%
Total gross margin	80%	78%
Cost of subscription revenue increased $18.9 million, or 23%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This was primarily driven by an increase of $7.2 million in employee-related expenses due to increased headcount and labor costs, of which $2.0 million was related to share-based compensation expense, an increase of $6.8 million in hosting fees, an increase of $1.6 million in software-related costs, an increase of $1.3 million in amortization of capitalized software, an increase of $0.7 million in credit card processing fees, an increase of $0.5 million in costs of Connectors with third-party applications, an increase of $0.5 million in cost of outside services used to supplement our internal staff, and an increase of $0.4 million in amortization of acquisition-related intangibles.
Our gross margin for subscription revenue was 85% and 84% for the nine months ended October 31, 2023 and 2022, respectively. The increase in gross margin was primarily driven by an increase in subscription revenue that outpaced the increase in employee-related expenses.
Cost of professional services increased $0.5 million, or 1%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This was primarily driven by an increase of $2.1 million in employee-related expenses due to increased labor costs, of which $1.0 million was related to share-based compensation expense. This was partially offset by a decrease of $1.6 million in costs of outside services to supplement our internal staff, and a decrease of $0.3 million in allocated overhead.
Our gross margin for professional services revenue was 6% and 3% for the nine months ended October 31, 2023 and 2022, respectively. The increase in gross margin during the nine months ended October 31, 2023 was primarily driven by a decrease in outside services used to supplement our internal staff, partially offset by an increase in employee-related expenses.
Research and development expenses

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Research and development	$172,805	$156,829	$15,976	10%
Percentage of total revenue	25%	28%
Research and development expenses increased $16.0 million, or 10%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily due to an increase of $17.7 million in employee-related expenses due to increased labor costs, of which $7.4 million was related to share-based compensation expense, and an increase of $0.3 million in travel-related costs. This was partially offset by a decrease of $1.4 million in costs of outside services to supplement our internal staff, and a decrease of $0.6 million in allocated overhead.

Sales and marketing expenses

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Sales and marketing	$382,685	359,522	$23,163	6%
Percentage of total revenue	55%	65%
Sales and marketing expenses increased $23.2 million, or 6%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase was primarily due to an increase of $23.8 million in employee-related expenses due to increased labor costs, of which $10.0 million related to share-based compensation expense, an increase of $9.5 million in brand awareness and demand generation costs, and an increase of $1.2 million in software-related costs. This was partially offset by a decrease of $5.8 million in costs of outside services used to supplement our internal staff, a decrease of $2.6 million in allocated overhead, a decrease of $2.5 million in travel-related costs, and a decrease of $0.3 million in amortization of capitalized software costs.

General and administrative expenses

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
General and administrative	$109,654	$94,873	$14,781	16%
Percentage of total revenue	16%	17%
General and administrative expenses increased $14.8 million, or 16%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This was driven by an increase of $11.9 million in employee-related expenses due to increased labor costs, of which $5.8 million related to share-based compensation expense, an increase of $4.7 million in legal costs, of which $4.5 million related to an insurance recovery for an indemnification claim included in the prior period, an increase of $2.2 million in bad debt expense, an increase of $0.3 million in bank charges, and an increase of $0.3 million in travel-related costs. This was partially offset by a decrease of $2.6 million in costs of outside services to supplement our internal staff, a decrease of $0.8 million in allocated overhead, a decrease of $0.7 million in costs related to taxes, licenses, and insurance, and a decrease of $0.3 million in software-related costs.
Interest Income

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Interest income	$18,040	$4,013	$14,027	350%
Interest income increased $14.0 million, or 350%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This was primarily driven by the performance of our short-term investments portfolio.
Other income (expense), net

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Other income (expense), net	$(1,381)	$1,389	$(2,770)	(199)%

Other income (expense), net decreased $2.8 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This change was primarily driven by a decrease in other income, due to a gain of $1.7 million from the termination of an operating lease included in the prior period, a $0.6 million change due to net unrealized and realized foreign currency losses, and a $0.3 million change from losses on the disposal of property and equipment.
Income tax provision

	Nine Months Ended October 31,		Change
	2023	2022	Amount	%

	(dollars in thousands)
Income tax provision	$8,602	$1,091	$7,511	688%
Effective tax rate	(9.88)%	(0.63)%
The income tax provision increased $7.5 million for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The change in income tax provision was primarily driven by U.S. BEAT, an increase in state income taxes, and income taxes in foreign jurisdictions.

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
Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash flows from operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating income (loss) are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings are affected by a combination of factors, including the timing of sales and renewals, the mix of subscriptions sold, and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.
Non-GAAP gross profit and non-GAAP gross margin

We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and lease restructuring costs, as applicable. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(dollars in thousands)
Gross profit	$198,880	$156,714	$561,432	$434,006
Add:
Share-based compensation expense(1)	5,447	4,288	16,991	13,612
Amortization of acquisition-related intangible assets(2)	1,421	1,370	4,272	3,910
Lease restructuring costs(3)	$53	$—	$53	$—
Non-GAAP gross profit	$205,801	$162,372	$582,748	$451,528

Gross margin	81%	79%	80%	78%
Non-GAAP gross margin	84%	81%	83%	81%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(dollars in thousands)
Loss from operations	$(35,450)	$(42,557)	$(103,712)	$(177,218)
Add:
Share-based compensation expense(1)	50,170	38,429	154,919	128,493
Amortization of acquisition-related intangible assets(2)	2,701	2,627	8,117	7,594
One-time acquisition costs	—	151	—	612
Litigation expenses and settlements(3)	—	(4,500)	—	(4,500)
Lease restructuring costs(4)	1,934	1,544	2,051	1,544
Non-GAAP operating income (loss)	$19,355	$(4,306)	$61,375	$(43,475)

Operating margin	(14)%	(21)%	(15)%	(32)%
Non-GAAP operating margin	8%	(2)%	9%	(8)%
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Net loss	$(32,428)	$(40,137)	$(95,655)	$(172,907)
Add:
Share-based compensation expense(1)	50,170	38,429	154,919	128,493
Amortization of acquisition-related intangible assets(2)	2,701	2,627	8,117	7,594
One-time acquisition costs	—	151	—	612
Litigation expenses and settlements(3)	—	(4,500)	—	(4,500)
Lease restructuring costs(4)	2,142	1,544	2,258	1,544
Non-GAAP net income (loss)	$22,585	$(1,886)	$69,639	$(39,164)
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
Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software, and principal payments on finance lease obligations, as applicable. We believe free cash flow facilitates period-to-period comparisons of liquidity. We consider free cash flow to be a key performance metric because it measures the amount of cash we generate from our operations after our capital expenditures.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$15,146	$(1,773)	$98,176	$3,395
Less:
Purchases of property and equipment	(702)	(1,168)	(2,097)	(4,175)
Capitalized internal-use software development costs	(3,035)	(1,705)	(7,850)	(5,826)
Free cash flow	$11,409	$(4,646)	$88,229	$(6,606)
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Total revenue	$245,918	$199,577	$701,389	$554,578
Add:
Deferred revenue (end of period)	485,469	385,351	485,469	385,351
Less:
Deferred revenue (beginning of period)	462,918	365,346	459,729	334,662
Calculated billings	$268,469	$219,582	$727,129	$605,267
Liquidity and Capital Resources
As of October 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $233.2 million and short-term investments totaling $335.5 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), and interest income from our short-term investments portfolio.

A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of October 31, 2023, we had deferred revenue of $485.5 million, of which $482.9 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Our material cash requirements from known contractual and other obligations consist of the following:
Leases
We have non-cancelable operating and finance leases that expire at various dates through 2029. As of October 31, 2023, we had fixed minimum lease payments of $60.1 million, of which $17.1 million is due in the next 12 months. Refer to Note 12, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating and finance leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of October 31, 2023, we had material contractual obligations of $112.0 million, of which $64.4 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting service providers. See Note 13, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting service providers.
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

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$98,176	$3,395
Net cash used in investing activities	(103,406)	(269,442)
Net cash provided by financing activities	15,350	11,376
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(248)	(131)
Change in cash, cash equivalents, and restricted cash	$9,872	$(254,802)
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to brand awareness and demand generation, and costs related to hosting our platform.
During the nine months ended October 31, 2023, net cash provided by operating activities was $98.2 million, driven by our net loss of $95.7 million, adjusted for non-cash charges of $217.8 million, and net cash outflows of $24.0 million due to changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation, amortization of deferred commission costs, depreciation and amortization, non-cash operating lease costs, net amortization of premiums and discounts on investments, and various other non-cash operating activities such as bad debt expense and impairment of long-lived assets. Fluctuations in operating assets and liabilities primarily included an increase in deferred commissions of $58.7 million, an increase in deferred revenue of $25.4 million, a decrease in accounts receivable of $16.5 million, a decrease in operating lease liabilities of $12.3 million, an increase in accounts payable and accrued expenses of $5.1 million, an increase in other long-term assets of $1.4 million, a decrease in prepaid expenses and other current assets of $1.1 million, and an increase in other long-term liabilities of $0.3 million.
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
Investing activities
Net cash used in investing activities during the nine months ended October 31, 2023 of $103.4 million consisted of purchases of short-term investments of $375.4 million, spend on capitalized internal-use software development of $7.9 million, and purchases of property and equipment of $2.1 million. This was partially offset by maturities of short-term investments of $281.9 million.
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

Financing activities
Net cash provided by financing activities during the nine months ended October 31, 2023 of $15.4 million was primarily due to $15.7 million in proceeds from our ESPP and $1.3 million in proceeds from the exercise of stock options. These proceeds were partially offset by taxes paid related to net share settlement of restricted stock units of $1.6 million.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies during the nine months ended October 31, 2023 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents and short-term investments totaling $568.7 million as of October 31, 2023, of which $426.5 million was invested in money market funds, U.S. Treasury Securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2023, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of October 31, 2023.
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
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $32.4 million and $40.1 million during the three months ended October 31, 2023 and 2022, respectively, and $95.7 million and $172.9 million during the nine months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, we had an accumulated deficit of $853.8 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in the future due to anticipated increases in sales and marketing expenses, research and development expenses, operations costs, and general and administrative costs, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; increasing competition; the impact of macroeconomic conditions, including inflation and rising interest rates, instability in the global banking sector, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
We have historically transacted in U.S. dollars with the majority of our customers and vendors, but we have also transacted in certain foreign currencies and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Foreign currency exchange rate fluctuations may be materially impacted by macroeconomic conditions, including increases in inflation, fluctuations in interest rates, instability in the global banking sector, and any global events, wars, or regional conflicts.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to October 31, 2023 we grew from 1,101 employees to 3,370 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
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
Developing our platform is expensive and the investment in such technological development often involves a long return on investment cycle. We incurred research and development expenses of $58.3 million and $50.5 million during the three months ended October 31, 2023 and 2022, respectively, and $172.8 million and $156.8 million during the nine months ended October 31, 2023 and 2022, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
•the ongoing uncertainty, difficulty of, and burden and expense involved with, compliance with shifting global privacy, data protection, and cyber and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”) and related cross-border data transfer requirements, the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act, and other emerging U.S. state privacy laws;
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
•the impact of wars and conflicts in foreign jurisdictions;
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through December 1, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities. In particular, the stock markets have been volatile in response to macroeconomic conditions such as inflation, instability in the global banking sector, and adjustments to interest rates, geopolitical wars and conflicts, the COVID-19 pandemic, and for companies in the technology industry generally; extreme volatility has also resulted for companies that have been targeted for “short squeeze” opportunities. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.
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
In the U.S., we are subject to various laws, regulations, and agency rules and opinions that apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act; the Computer Fraud and Abuse Act; the Gramm Leach Bliley Act (“GLBA”); the Health Insurance Portability and Accountability Act (“HIPAA”); and various state laws relating to privacy and data security, including the CCPA.
Internationally, many countries have established data privacy and security legal frameworks with which we, our customers, and our partners may need to comply. For example, we are subject to the GDPR, U.K. General Data Protection Regulation (“U.K. GDPR”), and the U.K. Data Protection Act 2018, all of which impose stringent data protection and cybersecurity requirements and could increase the risk of non-compliance and the costs of providing our services in a compliant manner. A breach of these statutes could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit), and civil litigation claims by customers and data subjects. We may also face civil claims including representative actions and other class action-type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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
Political developments, wars and conflicts, other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. These conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. For example, the Russia/Ukraine conflict has had and may continue to have a negative impact on global economic and market conditions, and any laws, sanctions, or regulations resulting from the Russia/Ukraine conflict may impact our ability to do business in certain jurisdictions. Any geopolitical wars or conflicts could adversely affect our business in the involved jurisdictions and more broadly in the geographic area surrounding the war or conflict. As we monitor the developments related to and resulting from wars and conflicts, we may be required to adjust our business plans to achieve compliance with applicable law, sanctions, regulations, and, as necessary, to support our customers and employees.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a) Unregistered Sales of Equity Securities
None.

Item 5. Other Information
(c) Rule 10b5-1 Plan Elections
During the fiscal quarter ended October 31, 2023, our Chief Financial Officer, Pete Godbole, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
The Rule 10b5-1 trading arrangement included a representation from Mr. Godbole to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan, as required under the Company’s insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 trading arrangement, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Godbole was unaware, or with respect to any material nonpublic information acquired by Mr. Godbole or the Company after the date of the representation.

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(1)	Duration(2)	Date Terminated
Pete Godbole - Chief Financial Officer	September 12, 2023	5,557(3)	September 12, 2023 - December 22, 2023	N/A
(1) The volume of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(2) The Rule 10b5-1 trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. The arrangement also provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(3) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Godbole’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2023

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 8, 2023