Form 10-K
period 2024-01-31
SMARTSHEET INC
filed 2024-03-20
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the stock of the Registrant as of July 31, 2023 (based on a closing price of $44.40 per share) held by non-affiliates was approximately $5.8 billion. As of March 13, 2024, there were 137,424,128 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (“Proxy Statement”), are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended January 31, 2024.

SMARTSHEET INC.
Form 10-K
For the Fiscal Year Ended January 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, references in this Annual Report on Form 10-K (“Annual Report”) to “Smartsheet,” “Company,” “our,” “us,” and “we” refer to Smartsheet Inc. and where appropriate, its consolidated subsidiaries.
This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, our business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words including, but not limited to, “expect,” “anticipate,” “should,” “believe,” “continue,” “target,” “project,” “goals,” “estimate,” “potential,” “predict,” “may,” “will,” “might,” “could,” “intend,” “would,” “shall” and variations of these terms or the negative of these terms and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors.” Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
•the effect of uncertainties related to macroeconomic and geopolitical factors such as inflation, fluctuating interest rates, adverse developments that affect financial institutions or the financial services industry generally, increased volatility in the equity and debt capital markets, and the risk of expansion of regional conflicts on the U.S. and global markets, our business, operations, and customers;
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
Smartsheet was founded in 2005 with a vision to build a universal software platform for managing work that does not require coding capabilities. Building, testing, and evolving Smartsheet solutions does not require high-cost and lengthy IT-led implementation and management to achieve time to value for many of our customers. Business users need technology solutions they can set up and modify on their own. Our platform empowers teams of all sizes to manage custom processes, programs, and portfolios that fit the way they work. Once implemented, a Smartsheet solution serves as a single source of truth, integrating with other tools teams are using, empowering accountability and engagement, ultimately leading to faster, more efficient decision-making and better business outcomes. We provide solutions that eliminate the obstacles to capturing information, propelled by a familiar and intuitive interface as well as easily customizable forms. Our reporting and automation capabilities reduce time spent on administration and repetitive work. Business users, with little or no training, can set up and modify our platform to customize workflows to suit their needs. Our familiar and intuitive user interface and functionality allow users to realize the benefits of our platform without changing the behaviors developed using everyday productivity tools.
People across organizations have similar responsibilities no matter where they work or what they do. They need to manage workflows across teams; gain visibility into progress on company-wide programs, processes, and portfolios in real-time; capture inputs; track and report on deliverables; prioritize actions; and provide consistency in processes. Smartsheet is adaptable to manage virtually any type of work. Our customers use Smartsheet for thousands of documented use cases, including IT project management, business project management offices, services delivery, campaign management, creative operations, and mergers and acquisitions, among others.
Our customers are in over 190 countries and territories and include 85% of the companies in the Fortune 500. As of January 31, 2024, our customers had annualized recurring revenue (“ARR”) ranging from less than $200 to over $6.0 million. Our customers typically begin using our platform for a single initiative, process, or project. Over time, as users realize the benefits of improved execution, adoption of our platform expands horizontally across an organization through new use cases and teams, as well as expands vertically to increasingly sophisticated and mission-critical uses.
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

Our Platform
Our platform transforms work execution for organizations and teams of all sizes. It is designed to scale to the most demanding enterprise-grade work management needs and delivers the scalability, compliance, and security required by the world’s largest organizations. We provide our customers with a robust set of capabilities to plan, capture, manage, automate, and report on work at scale - from an individual project to tens-of-thousands of concurrently running projects, programs, and portfolios. Our platform delivers visibility and accountability in work execution and eliminates behaviors and processes that hinder productivity. It is designed to be accessible and valuable to work managers, their teams, and executive stakeholders who need to understand the current status of business-critical work. Business users with no coding ability can create and share solutions that track their most important work processes in Smartsheet across internal and external teams, and create and modify workflows to address specific use cases. From here, Smartsheet solutions can scale to enterprise-wide workflow enablement, meeting the needs of the largest enterprises to manage their business-critical workflows. Our platform enables our users to plan and manage their work using tables, plans, projects, cards, Gantt charts, and calendars, and users can easily toggle between views to support their team’s preferred way of working. The integration of the Smartsheet platform and the Brandfolder digital asset management platform allows customers to align marketing and creative work with template-driven scale to seamlessly manage campaigns from ideation to launch, and measurement all in one place.
We also offer capabilities and functionality to enable teams to accelerate execution while maintaining the flexibility to apply our platform to thousands of documented use cases. Smartsheet Advance provides capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Control Center, Dynamic View, Data Shuttle, Connectors, and Bridge by Smartsheet (“Bridge”). These capabilities deliver on the sophisticated needs of our customers to provision and manage thousands of projects with consistency and repeatability, to integrate data from third-party systems, and to build more complex automations. Certain capabilities are available for standalone purchase and are monetized based on the value they create for customers, not on a per seat basis.
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
Benefits of our Platform
Ease of use enables broad adoption
Our platform is designed for broad adoption within and across organizations for virtually any use case. Users can begin using Smartsheet within minutes and configure our platform for their needs with limited or no training. As of January 31, 2024, we had over 14 million Smartsheet users. Our strategy is designed to monetize those seeking to enjoy the complete functionality of our platform or to enjoy tailored experiences while promoting greater usage within and across organizations. Teams and organizations buy into our platform because the productivity benefits derived through visibility, accountability, repeatability, and continuous improvement are provided to all stakeholders. All team members can access the latest project information from a single location and can be held accountable without manual effort.
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
Expand internationally
For the year ended January 31, 2024, we derived approximately 16% of our revenue from customers outside the United States. We believe that there is significant opportunity to acquire new customers internationally and accelerate expansion with our existing international customers. Our platform is available in eight languages. We plan to further grow our international sales by continuing to invest in our direct and indirect sales force focused outside of the United States, establishing international sales territories, and partnering with strategic resellers. We have expanded our team internationally with go-to-market teams in the U.K., Australia, Germany, and Japan, to focus on expanding our position in EMEA and APJ regions. We also launched Smartsheet Regions and host data in the European Union to meet customer compliance, privacy, and governance requirements. In November 2021, we established an operations center in Costa Rica to support various functions within the Company.
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
Expand product features and functionality
We intend to increase the value we provide to our customers by investing in extending the capabilities of our platform. We have made, and will continue to make, significant investments in research and development to bolster our existing technology, utilize artificial intelligence, and enhance usability to improve our customers’ productivity. We further place continued emphasis on enterprise management platform features, including account administration, security, and permissioning.
Make additional investments in partnerships and integrations
To help drive adoption of Smartsheet and deliver value to our customers, we offer extensive embedded functionality to complement and enhance the use of the most common productivity tools from providers such as Microsoft, Google, Slack, Box, DocuSign, and Dropbox. We offer the ability to upload or offload data between Smartsheet and other platforms via our Data Shuttle product while also providing powerful out-of-the-box integrations with Salesforce, Adobe, Atlassian, and Microsoft that we sell for an additional fee on top of our user-based pricing. We intend to continue to invest in such integrations and develop new partnerships with leading enterprise vendors to increase the value, awareness, and adoption of our platform.

Pursue strategic acquisitions
We plan to pursue strategic acquisitions that we believe complement our existing offering, enhance our technology, and increase our value proposition. For example, our acquisitions of Brandfolder and Outfit complemented our existing product capabilities. Brandfolder offered a solution for digital asset management so that our customers can manage workflows around content and collaboration. Outfit’s design automation and templating capabilities extended the content experience for Brandfolder customers.
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
Enterprise-Grade Security and Privacy
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
Our Products
Smartsheet
The Smartsheet product is the core of our offerings to customers. Smartsheet is offered in a number of packages to meet the needs of customers looking to manage their programs, projects, and portfolios. Smartsheet scales from individual users looking to track their own work to large deployments of over 10,000 licensed users and hundreds of thousands of collaborators. Smartsheet core product packages may include a combination of features such as Dashboards, Cardview, Grid, Reports, Projects, Calendar, Forms, Automations, and Integrations. We differentiate the capabilities of our different user subscription plans to allow customers to select the right package for their needs.

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
Smartsheet Safeguard
Our customers working with sensitive data or in regulated industries have stringent information security and governance requirements. To meet the needs of these customers, we launched Smartsheet Safeguard, which enables customers to manage the encryption keys used to protect their data in Smartsheet, apply policies for data egress and data retention, and audit events in Smartsheet via feeds to Security Incident and Event Management (“SIEM”) systems deployed by our customers. Smartsheet Safeguard is available as a standalone offering and within our Smartsheet Advance Platinum level offering.
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
Dynamic View
Dynamic View enables business users to collaborate using the same data set while maintaining confidentiality when working with vendors or across inter- or intra-departmental teams. This capability simplifies views into complex processes so each individual stakeholder has a partial view of the overall work. Dynamic View is ideal for managing departmental requests like business intelligence requests, marketing creative services, and sales tickets.
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
As of January 31, 2024, Smartsheet and its wholly owned subsidiaries employed 3,330 people full time, with 2,563 in the United States and 767 internationally. Of the 767 international employees, 301 are located in EMEA, 139 in APJ, and 327 in Americas other than the United States. Furthermore, of our global workforce who chose to self-identify as of January 31, 2024, 63% identify as White, 17% identify as Asian, 14% identify as Hispanic or Latino, 5% identify as Black, 1% identify as Alaska Native or Native American or Indigenous, 1% identify as two or more races, and <1% identify as Native Hawaiian or Pacific Islander. Further, 62% are men, 38% are women, and <1% identify as other genders (including genderqueer, intersex, transgender, and gender fluid). None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be positive.

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
To ensure we are continuously improving, we regularly conduct surveys to seek feedback from our employees on a variety of topics, including but not limited to, leadership effectiveness and company confidence, competitiveness of our total rewards offerings, and career growth opportunities.
We help our employees succeed by providing flexibility in where and how they work. For many years, Smartsheet has embraced a hybrid approach to enable our employees to work remotely or from one of our offices. Using Smartsheet to enable collaborative work across geographic locations, we believe this hybrid approach can increase employee empowerment, satisfaction and productivity, drive efficiency, and enable us to hire from a broader and more diverse pool of talent.
Growth and development
To help our team members succeed, we continually emphasize and invest in talent development and training, provide career pathing, and promote internal mobility opportunities.
Along with an online learning management system that hosts virtual content ranging from compliance training to security protocols, we subscribe to multiple platforms for continuous learning and professional development, and offer instructor-led training on topics such as leadership and communication. We also support the development of our people leaders through various leadership training opportunities and access to certified coaches. Finally, our talent management cycle includes regular check-ins to encourage conversations between employees and their leaders regarding their development and career opportunities, as well as to enable and support internal mobility readiness.
Total rewards
We invest in our employees by offering compelling and competitive compensation packages designed to attract, retain, motivate, and reward. Our total rewards packages include base and variable compensation, new hire and retentive stock awards for eligible roles, an employee stock purchase plan in some jurisdictions, and comprehensive benefits. Our benefit programs are responsive to our geographies, while also providing a consistent focus on comprehensive healthcare. Examples of global benefits include bonding leave for all parents, time away and numerous paid holidays, a monthly flex work stipend and commuter support, and retirement contributions. We continually assess the current business environment and labor markets and solicit employee feedback as we evolve our total rewards packages and ensure they remain compelling and equitable.
We view well-being as a fundamental part of our employees’ lives, and emphasize this with a robust suite of offerings. We support holistic well-being with our online mental health counseling and well-being services, financial wellness workshops, and a comprehensive wellness dashboard (powered by Smartsheet), which includes resources for employees on a wide range of topics.
Diversity, equity, and inclusion
We strive to create a culture of belonging that is rooted in respect and opportunity for all people. We believe that by amplifying diverse voices and experiences, and fostering equity for our team, customers, and communities, we enable people to do and be their best.

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
Further, we have seven employee resource groups (“ERGs”) whose aim is to foster a diverse and inclusive workplace, including Asian Pacific Islander at Smartsheet, Black at Smartsheet, Hispanic/LatinX, Military at Smartsheet, Parents & Caregivers, Rainbow Collab, and Women & Gender Minorities. ERGs are based on providing support and personal development in the work environment, however each group has its own goals and purpose designed in collaboration with the Vice President of DEI. Currently, 22% of Smartsheet employees are ERG members, and nearly a quarter of these members belong to more than one ERG.
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
Environmental, social, and governance (“ESG”) impact
Smartsheet is committed to driving sustainable business practices by promoting change for our stakeholders, customers, and communities. Smartsheet’s inaugural Corporate Social Responsibility report (“CSR Report”) was published in June 2023. The CSR Report highlighted Smartsheet’s pursuit of progress and approach related to empowering our people, caring for communities, supporting the planet, and acting with integrity. Smartsheet’s ESG initiatives are overseen by a cross-functional working group within the Company, and are guided through Board oversight, with the Nominating and Corporate Governance Committee tasked through their charter with the review of Smartsheet’s programs, strategy, and public disclosures addressing ESG matters. Additionally, the Board's Compensation Committee provides oversight of certain human capital management items, including through assessment of diversity and inclusion as a component of the Company's workforce composition. Smartsheet intends to publish a subsequent report for the fiscal year ended January 31, 2024 to provide updates on its ESG initiatives.
Sales and Marketing
Our marketing and sales teams work closely together to provide multiple ways for potential users to discover, try, adopt, and expand usage of Smartsheet over time.

Marketing
Our marketing organization is responsible for corporate brand reputation and management, increasing brand awareness and demand generation for our platform, and fostering our community of users. We target potential users across a wide variety of departments and functions in organizations of all sizes and industries. We employ a range of techniques to increase brand awareness, product interest, and traffic to our website, where we engage prospects throughout the buyer's journey and encourage new users to sign up for a 30-day free trial and purchase our subscription services online, or to make contact with our team directly. These marketing techniques include advertising, brand marketing, content marketing, search marketing, social marketing, digital marketing, events, communications, and more. We frequently engage with respected industry analyst firms to educate them on the benefits of our platform and accelerate the maturation of an appropriate market category.
We have also built marketing relationships with a number of technology companies to help promote and grow our user base and footprint. These partners offer access to our platform through links on their websites and expand our marketing reach.
In September 2023, we hosted our annual global customer conference, Smartsheet ENGAGE, to provide current and prospective users a better understanding of our platform through interactions with peers and training, and to highlight customer successes, use cases, and best practices.
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
Customer Success
Our customer success organization enables our customers through user onboarding, feature discovery, realizing value, building sponsorship, and managing renewals. These motions span a range of engagement methods, from pure digital delivery to in person motions, each maximizing our net dollar retention.
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

Customers
Our scalable collaborative work management platform helps teams and organizations of all sizes get work done quickly and efficiently. As of January 31, 2024, we had domain-based customers with ARR ranging from less than $200 to over $6.0 million. We define a domain-based customer as an organization with at least one paid user account associated with a unique domain name such as @smartsheet.
Our domain-based customers include organizations across virtually all sectors, including aerospace, automotive, biotechnology, consumer, e-commerce, education, finance, government, healthcare, IT and professional services, marketing, media, non-profit, publishing, software, technology, and travel.
Backlog
The majority of our invoiced customers sign up for subscription terms of one year and are invoiced for the full subscription term upfront. A small subset of customers sign multi-year subscription contracts but receive annual invoicing terms. Another smaller subset of customers with annual contract terms are invoiced on a quarterly or a semi-annual basis. When contract terms exceed invoicing terms, portions of those contracts which at a point in time remain uninvoiced, are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Those contracted but uninvoiced amounts are considered by us to be backlog. As of January 31, 2024 and January 31, 2023, we had backlog of approximately $143.3 million and $69.1 million, respectively. As the majority of our contracts are annual, and as invoicing terms on the majority of our contracts are also upfront annual, most of our customer contracts have no impact on backlog and therefore we do not utilize backlog as a key management metric internally.
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
Intellectual Property
Smartsheet and its subsidiaries rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to protect their intellectual property. As of January 31, 2024, Smartsheet and its subsidiaries held a number of issued and active patents as well as U.S. and international trademark registrations.
These intellectual property protections and applications seek to protect proprietary inventions and marks relevant to Smartsheet’s business. While we believe that, in the aggregate, these patents and trademarks are important to Smartsheet’s and its subsidiaries’ competitive positions, no single patent, trademark, or application is material. Smartsheet intends to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Compliance with Government Regulations
Our business is subject to various U.S. federal, state, local, as well as foreign laws and regulations, including those relating to privacy, data security, intellectual property, employment and labor, workplace safety, immigration, federal securities, consumer protection, import and export controls, tax, and anti-bribery. Additionally, we may currently or in the future be subject to various laws and regulations relating to the contractual commitments with our customers in heavily regulated industries and the public sector, which could affect how we and our partners do business with such customers. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

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
Competition
The market for collaborative work management software is fragmented, increasingly competitive, and subject to rapidly changing technology and evolving standards. We face competition from a number of vendors with a variety of product offerings. Our competitors range in size from diversified global companies with significant research and development and marketing resources to smaller startups building on new technology platforms whose narrower offerings may allow them to be more efficient in deploying technical, marketing, and financial resources. Our primary competition remains a combination of manual, email- and spreadsheet-based processes from providers that users have historically relied on to manage work such as Google and Microsoft, who offer a range of productivity solutions. While we currently collaborate with Adobe, Google and Microsoft, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, ClickUp, Monday.com, Wrike, and others. We believe that the principal competitive factors in our market include:
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
We webcast our quarterly earnings calls and provide notifications of news or announcements regarding our financial performance, including SEC filings, press releases, blogs, and certain events we participate in or host with members of the investment community on our Investor Relations website. We have used, and intend to continue to use, our website, Instagram, LinkedIn, Facebook, X (formerly known as Twitter), and TikTok account (@Smartsheet) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material. As such, we encourage investors, the media, and others to review the information disclosed through such channels.

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
Infrastructure, data security, and privacy risks
•Security threats and attacks are common, increasing globally, and may result in significant liabilities.
•Our or our vendors’ failure to sufficiently secure our products and services may result in unauthorized access to and use of customer data, a negative impact on our customer attraction and retention, and significant liabilities.
•We depend on public cloud service providers and computing infrastructure operated by third parties, and any disruptions in these operations could harm our business and operating results.
•If our platform fails to perform or if we fail to architect our platform to deliver on customer demand for scale, performance, and sophisticated use cases, then we could be subject to liability and our market share could decline.
•If we fail to manage our services infrastructure, or our platform experiences outages, interruptions, or delays in updates to meet customers’ needs, we may be subject to liabilities and our operating results may be harmed.
Business, industry, and product risks
•The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
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

•We have a history of cumulative losses, and we cannot assure you that we will achieve and sustain profitability in the future.
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

Risks Related to Our Platform and Infrastructure
Security threats and attacks are common, increasing globally, and they may result in significant liabilities.
Our platform and our internal corporate information technology systems have in the past been, and will in the future be, subject to cyber-attacks, credential stuffing, account takeover attacks, denial or degradation of service attacks, phishing attacks, ransomware attacks, malicious software programs, supply chain attacks, and other threats, any of which may result in adverse effects on the confidentiality, integrity, or availability of our information systems (collectively, “Cybersecurity Threats”). Further, we engage service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information, and these service providers are also targets of Cybersecurity Threats.
Cybersecurity Threats have been increasing in frequency and sophistication globally and may be accompanied by demands for payment in exchange for resolution, restoration of functionality, or return of data. Sources of Cybersecurity Threats range from individuals to sophisticated organizations, including state-sponsored actors and organizations. These attackers use a wide variety of methods to exploit vulnerabilities and gain access to corporate assets, including networks, information, or credentials. The types and methods of Cybersecurity Threats are constantly evolving and becoming more complex, and we may not be able to detect, combat, or successfully defend against Cybersecurity Threats. Attackers initiating Cybersecurity Threats may gain access to our corporate assets. Any vulnerabilities in our infrastructure or the success of any Cybersecurity Threats against us may not be discovered in a timely fashion or at all, and the impact of vulnerabilities may be exacerbated the longer they persist or remain undetected. While we utilize security measures and architecture designed to protect the integrity of our information systems, we remain subject to ongoing and evolving Cybersecurity Threats, and we anticipate that we will need to expend significant resources in an effort to protect against Cybersecurity Threats. We may not be able to deploy, allocate, or retain sufficient resources to keep pace with persistent and evolving Cybersecurity Threat landscape.
Moreover, many of our employees work remotely, and many of the vendors and other third parties we engage with utilize remote workers in various jurisdictions throughout the world, which may involve relying on less secure systems and may increase the risk of and susceptibility to Cybersecurity Threats. We cannot guarantee that remote work environments and electronic connections to our work environment and technology systems have the same security measures as those deployed in our physical offices.
Further, our ability to monitor the data security of our vendors is limited, and Cybersecurity Threats initiated by third parties may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain of the features of our products and services have been, and may in the future be, used by third-party attackers to pursue Cybersecurity Threats against others in violation of our terms of service, including by leveraging the email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our vendors to prevent or defend against Cybersecurity Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cybersecurity Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.

Our failure to sufficiently secure our products and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities.
Our business involves the storage, transmission, and processing of a large quantity of customer data, including confidential and sensitive information. Our failure to sufficiently secure our products and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities. Even if our security measures are appropriately engineered and implemented to secure our products and services against external threats, we may be subject to inadvertent disclosures as a result of employee actions or system misconfigurations. Unauthorized use of or access to customer data could result in the loss, compromise, corruption, or destruction of our or our customers’ sensitive and proprietary information and could lead to litigation, regulatory investigations and claims, indemnity obligations, reputational harm, loss of authorization under the Federal Risk and Authorization Management Program (“FedRAMP”) or other authorizations, and other liabilities.
Our agreements with third parties, including customers, contain contractual commitments related to our information security and data privacy practices. If we experience an incident that triggers a breach of these contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty, as well as the impact to our products and services, could be substantial and result in significant costs and loss of business. There can be no assurance that any limitation of liability provisions in our contracts will be adequate in protecting us from these liabilities or damages with respect to any claim.
Many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents based on specific criteria. Certain of these notice or disclosure obligations are contingent upon the findings of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents makes it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our evaluations. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; cause existing customers to not to renew their subscriptions; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any Cybersecurity Threats or incidents or to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events. The premiums for cybersecurity insurance can vary and increase substantially from year-to-year, and any security incidents that we may experience may result in increased premium costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.

We depend on public cloud service providers and computing infrastructure operated by third parties, and any service outages, delays, or disruptions in these operations could harm our business and operating results.
We host our platform and serve our customers through public cloud service providers. As a result, we are vulnerable to service interruptions, delays, and outages attributable to their platforms. Our public cloud service providers (“Cloud Providers”) may experience events such as natural disasters, fires, power loss, telecommunications failures, or similar events. The systems, infrastructure, and services of our Cloud Providers may also be subject to human or software errors, viruses, Cybersecurity Threats, fraud, spikes in customer usage, break-ins, sabotage, acts of vandalism, acts of terrorism, and other misconduct. Our Cloud Providers may also experience other unanticipated problems, including but not limited to financial difficulties and bankruptcy. The occurrence of any of the foregoing events could result in lengthy interruptions or delays in our products and services and may impact us via product or service outages and noncompliance with our contractual obligations or business requirements.
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
Our Cloud Providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew agreements with our Cloud Providers on commercially reasonable terms, if our agreements with our Cloud Providers are prematurely terminated for any reason, or if our Cloud Providers are acquired or cease business, then we may be required to transfer our infrastructure to new public cloud facilities, and we may incur significant costs, diversion of resources and management attention, and possible service interruptions in connection with doing so.
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
If our platform fails to perform properly, or if we are unable to architect our platform to deliver on customer demand for scale, performance, and sophisticated use cases, then our reputation could be harmed, we could be subject to liability, and our market share could decline.
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
Because of the large amount of data that we handle, hardware failures, errors in our systems, user errors, or Internet outages could result in data loss or corruption that our customers may regard as significant, and our current data back-up procedures may not be sufficient to prevent the loss of data. Furthermore, the availability and performance of our platform could be diminished or otherwise impacted by a number of factors, which may damage the perception of its reliability and reduce our revenue. These factors include, but are not limited to customers’ inability to access the Internet; customers’ use of firewalls or security systems that may prevent or limit certain of our platform’s functionalities, including email capabilities; the failure of our network or software systems, including backup systems; simultaneous development efforts causing reallocation of resources; computing vulnerabilities; security incidents; capacity issues or service failures experienced by our service providers; or variability in the amount of user traffic on our platform. We monitor vulnerabilities that may impact our business and the availability of our platform. Any impact resulting from vulnerabilities, and the costs incurred in addressing or correcting these vulnerabilities, may harm our operating results, harm our reputation, or cause us to lose customers.
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
We have experienced significant growth in the number of users and data that our platform supports. It is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency, that we meet the needs of existing and new customers and users, that we meet the needs required to support customer and user expansion, and that we meet our own internal needs. To do this, we must manage our service infrastructure to support software updates and the evolution of our platform features and capabilities. The provision and implementation of any new service infrastructure requires significant expenditures and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity or if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our platform fails to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform and may harm our operating results.

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
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of these third-party software or service offerings were unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms or at all. Additionally, any misuse, misconfiguration, or errors in the operation of these software or service offerings may result in a disruption of our internal business operations and create issues with the accuracy of our critical business information. These disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, maintain corporate records, ensure the accuracy of business information, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, either of which could result in increased costs, diversion of management’s attention, delays in the release of new product developments, and reduced efficiencies in the operations of our impacted departments until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction, and harm our operating results and financial condition.

The use of artificial intelligence in our products and services could adversely affect our business and operating results.
Our platform utilizes artificial intelligence (“AI”), including third-party generative AI models. The use of AI within our platform inherently carries a broad range of risks typical to emerging technologies, and requires an investment of resources in the development and integration of the technology. These investments may be costly and could impact our operating results as we continue to incorporate AI into our products and services.
In addition, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. Developing, testing and deploying such AI models may also increase the costs associated with our products and services due to the nature of the pricing arrangements with the AI model providers, costs which we may not be able to pass through to our customers and which could adversely impact our business. Further, the probabilistic nature of AI technologies can result in unwanted or offensive outputs and may cause our products and services not to operate as expected. While we endeavor to provide AI tools in our platform in a manner that ensures security and fairness, we may need to disable user access to such AI tools in certain circumstances if we detect or suspect unwanted or offensive outputs, and although our terms of service permit these mitigation efforts, they may not be timely or adequate.
The AI tools in our platform could also generate content that infringes upon or misappropriates third-party intellectual property rights. This risk is intensified by the current trend of entities seeking patents and other intellectual property protections in AI to gain a competitive edge. While we have made efforts to mitigate risk under our terms of service, our deployment of AI tools may still expose us to increased litigation risk associated with intellectual property infringement claims.
Additionally, potential government regulation related to AI may also increase the risks and costs in this area. For example, the EU recently approved the Artificial Intelligence Act, which requires that users of AI technology must be made aware that they are interacting with AI or that they are facing an AI generated output, among other regulatory obligations. Continued legal and regulatory updates related to AI may occur quickly and could restrict our ability to utilize AI in our products and services, require significant cost and resources to support compliance, and harm our operating results.
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
Additionally, we may face claims from third parties alleging infringement of certain intellectual property rights resulting from our use of open source software or seeking to enforce the terms of an open source license, including by demanding public release of the open source software, derivative works, or our proprietary source code. These claims could result in litigation and could require us to make our software source code freely available, devote additional research and development resources to make changes to our platform, or incur additional costs and expenses. Any of the foregoing outcomes would adversely affect our business, reputation, financial condition, and operating results.

In addition, if the license terms change for the open source software we utilize, then we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide updates, warranties, or assurances of performance or title. Certain versions and libraries of open source software allow for any individuals to make contributions and updates, and this may introduce or amplify certain security vulnerabilities depending on how, and with which systems, the software is implemented. Although we have established policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with these policies.Risks Related to our Business, Industry, and Product
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
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
Certain of our features compete with current or potential products and services offered by Airtable, Asana, Atlassian, ClickUp, Monday.com, Wrike, and others. We also face competition from point solution software providers who offer industry or use case specific solutions, such as construction management or professional services automation. Additionally, we face competition from Google and Microsoft, who offer a range of productivity solutions including spreadsheets and email that have traditionally been used for work management. While we currently collaborate with Google, Microsoft, and Adobe, they may develop and introduce, or acquire, products that directly or indirectly compete with our platform. For example, Adobe owns Workfront, a company whose product and service offerings compete with ours. As we continue to sell products and services to potential customers with existing internal solutions we must convince their stakeholders that our platform is superior to the solutions that their organization has previously adopted and deployed. With the introduction of new technologies and market entrants, and the growth of existing market participants, we expect competition to continue to intensify in the future.
Many of our current and potential competitors, particularly large software companies, have longer operating histories, greater name recognition, more established customer bases, better developed international sales motions, and significantly greater financial, operating, technical, marketing, and other resources than we do. As a result, our competitors may be able to leverage relationships with distribution partners and customers to gain business in a manner that discourages users from purchasing our platform, including by selling at zero or negative margins, by using product bundling or integrated functionality, or by providing products or services for free. Further, our competitors may respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We could lose customers if our competitors consolidate, introduce new collaborative work management products, add new features to their current product offerings, acquire competitive products, reduce prices, form strategic alliances with other companies, or are acquired by third parties with greater resources. If our competitors’ products or services are more widely adopted than ours, if they are successful in bringing their products or services to market sooner than ours, if their pricing is more competitive, or if their products or services are more technologically capable than ours, then our business, operating results, and financial condition may be harmed.
If we do not keep pace with technological changes, our platform may become less competitive and our business may suffer.
Our industry is marked by rapid technological developments and innovations (such as the use of AI) and evolving industry standards. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.

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
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our products and services, attracting new customers, retaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts; our ability to provide a high-quality, reliable, and cost-effective products and services; the perceived value of our products and services, including our platform; our ability to provide a quality customer success experience; and our ability to control or influence perception of our brand regardless of customer use cases.
Brand promotion activities require us to make substantial expenditures. We have made, and continue to make, significant investments in the promotion of our brand; however, the success of these investments is uncertain. Our brand promotion may not generate customer awareness or increase revenue, and any revenue increase may not offset the expenses we incur in building and maintaining our brand. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to realize a sufficient return on our brand-building efforts or fail to achieve the widespread brand awareness that is critical for broad customer adoption of our products and services, which could harm our business and operating results.
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
Our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties, including planning for and modeling future growth. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If the assumptions regarding these risks and uncertainties that we use to plan our business are incorrect or change due to industry or market developments, or if we do not address these risks successfully, our operating results could differ materially from our expectations and our business could suffer.

We have a history of cumulative losses and we cannot assure you that we will achieve and sustain profitability in the foreseeable future.
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $104.6 million, $215.6 million, and $171.1 million during the years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $862.8 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in absolute dollars in the future due to anticipated increases in sales and marketing expenses, research and development expenses, and general and administrative expenses, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; increased losses; increasing competition; the impact of macroeconomic conditions, including inflation, rising interest rates, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
Our quarterly operating results, including the levels of our revenue, ARR, gross margin, profitability, cash flow, and deferred revenue may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control, and, as a result, they may not fully reflect the underlying performance of our business. Fluctuations in quarterly operating results may reduce the value of our Class A common stock. Factors that may cause fluctuations in our quarterly results include, but are not limited to:
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
•customers delaying purchasing decisions for any reason, including in anticipation of new products or capabilities by us or our competitors;
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
Although we currently generate sufficient cash to fund our ongoing operations, we may be unable to maintain this in future periods. In the future, we may also require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances. Deteriorations in worldwide credit markets, inflation, fluctuations in interest rates, and instability in the global banking sector could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing agreement could include restrictive covenants that limit our capital raising activities or other financial and operation matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, we may not be able to generate sufficient cash to service any debt financing, which may force us to sell assets or reduce or delay capital expenditures. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, then our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing on terms satisfactory to us when necessary, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
We may face exposure to foreign currency exchange rate fluctuations.
We transact with the majority of our customers and vendors in U.S. dollars, but we also transact in certain foreign currencies and may transact in additional foreign currencies in the future. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and operating results due to transactional and translational re-measurement that is reflected in our earnings. Foreign currency exchange rate fluctuations may be materially impacted by macroeconomic conditions, including increases in inflation, fluctuations in interest rates, instability in the global banking sector, and any global events, wars, or regional conflicts.
As a result of foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and operating results. In addition, to the extent that fluctuations in currency exchange rates cause our operating results to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could decrease. Our foreign currency exchange policy approves the use of certain hedging instruments, including spot transactions, forward contracts, swap contracts, and purchased options with maturity of up to eighteen months. The use, if any, of approved hedging instruments may not offset any (or more than a portion) of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure them effectively.
Our sales are generally more heavily weighted toward the end of each fiscal quarter and towards the end of our fiscal year, which could have an impact on the timing of our billings, revenue, collections, and the reporting of these metrics for any given quarter, for subsequent quarters, or for a subsequent fiscal year.
Our sales cycles are generally more heavily weighted toward the end of each fiscal quarter, with a high volume of sales in the last few weeks and days of the quarter, and our sales are more weighted in the latter half of our fiscal year. Sales can otherwise be dependent on customer purchasing patterns and the timing of particularly large transactions. Any of the foregoing may have an impact on the timing of revenue recognition, calculated billings, and cash collections; may cause fluctuations in our operating results and cash flows; may make it challenging for an investor to predict our performance on a quarterly or annual basis; and may prevent us from achieving our quarterly or annual forecasts.

Compression of sales activity to the end of the quarter and fiscal year also greatly increases the likelihood that sales cycles will extend beyond the quarter or fiscal year in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter or fiscal year in which they are forecasted to close. Further, the concentration of business and contract negotiations in the last few weeks and days of the quarter and towards the end of our fiscal year may require us to allocate additional sales operations, legal, and finance employees and resources. Risks Related to Our General Operations
We have recently experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to January 31, 2024 we grew from 1,101 employees to 3,330 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
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

In addition, larger enterprises, and customers in regulated industries such as financial services, health care, and education, may demand more features, configuration options, and integration services. Customers in these industries have increasingly prioritized the security of their digital assets and information when making decisions regarding purchasing Internet-based products and services, often process large quantities of sensitive information or personal data, and routinely have complex supplier requirements. As a result, these customers often seek platforms that offer enhanced or specialized security measures and data back-up procedures. Attracting and retaining customers in these industries may require enhancements to or additional engineering of our platform to meet these requirements, may require us to devote greater sales support, research and development, customer support, professional services resources, and such efforts may result in increased costs, lengthened sales cycles, and a disproportionate diversion of resources to a smaller number of customers. This resource allocation and commitment to any changes to our platform could be costly and time consuming and could divert the attention of our management and key personnel from other business operations; investments and efforts in furtherance of changes to our platform may not take place in a timely manner, or at all. Moreover, some of these larger transactions may require us to delay revenue recognition until the technical or implementation requirements have been met. Any of the foregoing effects could harm our business and operating results.
Our growth depends on the expansion and effectiveness of our sales force, domestically and internationally.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take considerable time before they achieve full productivity, particularly in new sales territories. Our recent and future hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business, which may require us to explore new markets to find talent or increase sales targets for existing sales personnel. In addition, as we continue to grow, a larger number of our sales personnel may be new to our company, our platform, or the collaborative work management industry, which may adversely affect our sales if we cannot train these personnel quickly or effectively. Attrition rates may increase and we may face integration challenges when we seek to expand our sales force. If we are unable to hire, train, and retain sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, then our business could be adversely affected.
Our failure to attract, integrate, and retain highly qualified personnel could harm our business.
Our growth strategy depends on our ability to staff our organization with highly skilled personnel. Identifying, recruiting, training, and integrating qualified individuals requires significant time, expense, and attention. In addition to hiring new employees and contractors, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense, especially in emerging areas of focus such as AI and machine learning. We compete with many other companies for software engineers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals. We may not be successful in attracting and retaining the professionals we need and we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees and contractors with appropriate qualifications.
We have supplemented our employee workforce with contractors, and our engagements with contractors could expose us to claims that we have misclassified these workers, which could subject us to liability. In addition, immigration laws and travel restrictions may limit our ability to recruit individuals outside their countries of citizenship. Any changes to immigration or travel policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.

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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to expand globally and continue to operate in a hybrid working environment, we will need to preserve and maintain our corporate culture among a larger number of employees who are dispersed globally in various geographic regions, both in our offices and remotely. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
We may not receive significant revenue from our current development efforts for several years, if at all.
Developing our products and services is expensive and the investment in technological development often involves a long return on investment cycle. We incurred research and development expenses of $234.1 million, $215.2 million, and $165.4 million during the years ended January 31, 2024, 2023, and 2022, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Further, we may have difficulty attracting and retaining customers based on new or existing pricing and packaging models, especially in the event that we increase our prices or make changes to the models that result in higher or more dynamic costs to customers, and new models may inhibit organic growth from individuals who have traditionally used our products and services as free collaborators. Pricing and packaging decisions, including a failure to optimally price and package our products and services, may also negatively impact customer adoption of our platform and capabilities, result in difficulties modeling our financial results, and may harm our operating results. Moreover, larger enterprises may demand substantial price concessions. As a result, in the future we may be required to reduce our prices, which could harm our operating results.

The loss of one or more of our key customers, or a failure to renew our subscription agreements with one or more of our key customers, could negatively affect our ability to market our platform.
We rely on our reputation and recommendations from key customers in order to promote and sell subscriptions to our platform. The loss of, or failure to renew by, any of our key customers could have a negative effect on our revenue, reputation, and our ability to obtain new customers. In addition, if our customers are acquired by other companies, it could lead to cancellation of such customers’ contracts, thereby reducing the number of our existing and potential customers.
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
Historically, we have generated a majority of our revenue from customers in the United States. We are expanding internationally and plan to continue expanding our international operations as part of our growth strategy. There are certain risks inherent in conducting international business, including:
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
•the ongoing uncertainty, difficulty of, and burden and expense involved with, compliance with shifting global privacy, data protection, and cyber and information security laws and regulations, such as the General Data Protection Regulation 2016/679 (“GDPR”) and related cross-border data transfer requirements, and other recently enacted and emerging U.S. state privacy laws;
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
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and it could result in the impairment or loss of portions of our intellectual property rights. Any efforts to enforce our intellectual property rights may be met with actions attacking the validity and enforceability of such rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Remedies following any infringement or misappropriation, including injunctive relief, may be insufficient to prevent the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could significantly damage our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on our technology, products, and services not infringing upon the intellectual property rights of others. Our competitors, and other entities, including non-practicing entities and individuals, may own or claim to own, intellectual property relating to our industry. Our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon these rights. Additionally, we rely on the feedback provided by our customers and users to inform decisions on potential changes to our products and services, and we negotiate agreements with our customers that may include license rights to intellectual property developed while performing professional services. This feedback and these license rights may provide a customer or user a basis for competing against us, demanding royalties for use of intellectual properties, or contesting ownership and seeking to enjoin our use of current or future intellectual property.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through March 13, 2024. In addition to the factors discussed in this Annual Report on Form 10-K, the trading prices of the securities of technology companies in general have been highly volatile.
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
Provisions in our amended and restated articles of incorporation and bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price. In addition, because our Board is responsible for appointing the members of our senior management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board. Among other things, these provisions:
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
•established advance notice requirements and informational and procedural requirements for nominations for election to our board or for proposing matters that can be acted upon by shareholders at annual shareholder meetings;
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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to this Annual Report on Form 10-K for the fiscal year ended January 31, 2024, titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
This choice of forum provision may limit our shareholders’ ability to bring a claim in a judicial forum that it finds favorable for internal corporate proceedings, which may discourage lawsuits even though an action, if successful, might benefit our shareholders. Shareholders who do bring a claim in Washington Courts could face additional litigation costs in pursuing the claim, particularly if they do not reside in or near the State of Washington. Washington Courts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and any judgments or results may be more favorable to us than to our shareholders. Alternatively, if a court were to find this provision of our amended and restated articles of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving these matters in other jurisdictions, which could have an adverse effect on our business, financial condition or operating results.Risks Related to Governmental Regulation
Actual or perceived failure to comply with laws, regulations, and commitments affecting our business, including those related to privacy, data protection, marketing, advertising, and information security could harm our business.
We receive, store, and process personal information and other data from and about customers, potential customers, our employees, partners, and service providers. In addition, customers use our products and solutions to obtain and store personal information, health information (including protected health information), and personal financial information. Our handling of data is thus subject to a variety of laws and regulations in the U.S. and internationally, including those applicable to the collection, processing, disclosure, transfer, and security of certain types of data.

These laws impose stringent data privacy, data protection, and cybersecurity requirements, and could increase our risk of non-compliance and increase the costs of providing our services in a compliant manner. Further, developments related to new and revised laws can occur very quickly, and we expect that new laws, regulations, and industry standards will continue to be proposed and enacted relating to privacy, data protection, marketing, advertising, consumer communications, and information security in the U.S. and internationally. We cannot currently determine the impact these existing and future laws, regulations, and standards may have on our business. Though we endeavor to maintain comprehensive compliance processes and procedures, we cannot guarantee that we will be able to fully comply with these continuously evolving, and potentially conflicting, laws in the jurisdictions in which we operate. The dynamic landscape of, and uncertainty related to, these laws, regulations, and standards may lead to additional costs and increase our overall risk exposure. Any failure or perceived failure by us to comply with such laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance may result in governmental investigations and enforcement actions or notices, litigation, significant fines and penalties, sanctions, orders to cease or change our processing of data, assessment notices (for a compulsory audit), adverse publicity, loss of trust with our customers and partners, civil litigation claims by customers and data subjects, and could jeopardize our ability to sell products and services to customers in certain jurisdictions, and loss of trust with our customers and partners. Any of the foregoing results could have an adverse effect on our reputation and business results.
In addition, our data handling is subject to contractual obligations and industry standards, and we have internal policies and public documentation regarding our collection, processing, use, disclosure, deletion, and security of information. Although we endeavor to comply with these contracts, standards, policies, and documentation, we may at times fail to do so or face allegations of failure to do so. The publication of our privacy practices and other documentation that include commitments about data privacy and security may also subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, financial condition, and operating results.
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
As of January 31, 2024, we had U.S. federal net operating loss carryforwards (“NOLs”), of approximately $388.6 million. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. As a result, our existing NOLs are, and may continue to be, subject to limitations arising from previous ownership changes.
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
We are subject to contractual clauses promulgated under the Federal Acquisition Regulations (“FAR”), the Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-money laundering laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable anti-corruption and anti-money laundering laws and regulations. As we seek to expand our international business activities, our potential liabilities under these laws and regulations could increase.

In addition, we use various third parties to sell our products and services and conduct our business internationally and with the U.S. federal government. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even though these activities would violate our internal policies and even if we do not explicitly authorize these activities. We have implemented an anti-corruption compliance program and adopted an anti-corruption policy, but we cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will comply with our policies and applicable law, and we may be ultimately held responsible for any non-compliance.
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
Moreover, any new export or import restrictions, trade sanctions, new legislation, or shifting approaches in the enforcement or scope of existing regulations could result in decreased use of our products or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our products or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.General Risk Factors

The loss of one or more of our key personnel could harm our business.
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
The sale of our products and services to customers, and our engagements with other vendors and partners, are contract intensive and we are a party to contracts globally. Contract terms with these counterparties are not always standardized and may be subject to differing interpretations, which could result in contractual disputes. Our contracts with customers contain a wide variety of operational commitments, including security, privacy, and regulatory compliance obligations. These commitments are memorialized both in legal agreements and documentation describing the features and functionality of our platform. If we fail to meet our commitments, then our counterparties could notify us of an alleged contract breach; make claims or demands for damages arising from their use of our platform; or otherwise dispute any contractual provision or the accuracy of our documentation; and the resolution of these failures, disputes, claims, or demands in a manner adverse to us could negatively affect our operating results. Even the existence of these issues, or resolution in a manner favorable to us could negatively affect our operating results due to the loss of customer goodwill, termination of revenue-generating contracts, or the costs associated with defending or enforcing our contractual rights.
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

Although we carry general liability, employment practices, and director and officer liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all resulting liability. Any claims made against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and significantly divert operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, operating results, and prospects.
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
Our business depends on the overall demand for cloud-based collaborative work management platforms and on the economic health of our current and prospective customers. The U.S. has experienced cyclical downturns resulting in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, increased inflation and interest rates, and other difficulties that may affect one or more of the industries to which we sell products and services.
In addition, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kind or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our ongoing cash management strategy is to maintain diversity in our deposit accounts at multiple financial institutions, but there can be no assurance that this strategy will be successful. If any of our or other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.
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
Political developments, wars and conflicts, other governmental changes, and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. These conditions have created and may in the future create economic, operational, and political uncertainty, including volatility in global financial markets and the value of foreign currencies. For example, the ongoing conflicts in the Middle East and Ukraine have had a negative impact on global economic and market conditions, and any laws, sanctions, or regulations resulting from these conflicts may impact our ability to do business in certain jurisdictions. Any geopolitical wars or conflicts could adversely affect our business in the involved jurisdictions and more broadly in the geographic area surrounding the war or conflict. As we monitor the developments related to and resulting from wars and conflicts, we may be required to adjust our business plans to achieve compliance with applicable law, sanctions, regulations, and, as necessary, to support our customers and employees.

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
There is an increasing focus from regulatory bodies, investors, customers, employees, and other stakeholders on corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors. The SEC recently adopted additional disclosure requirements regarding ESG factors, including the impact our business has on the environment, making it important for reporting companies to increase transparency regarding ESG data. A number of other recently enacted and emerging U.S. state and international laws are set to require substantive disclosures regarding greenhouse gas emissions and climate related risks and may become applicable to us. Some investors may use these ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us and instead invest in our competitors if they believe our policies and practices relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recently adopted rules, which may require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing newly required disclosures. If we elect not to or are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
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
Natural disasters or other catastrophic events may cause damage or disruptions to our operations. Our corporate headquarters are located in the greater Seattle area, which is an earthquake-prone region. We also rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational support, and sales activities. In addition, we utilize banking and financial services to manage our business and financial operations. In the event of a major earthquake, hurricane, or catastrophic event such as fire, power loss, telecommunications failure, a failure of banking or other financial institutions, social unrest, cyber-attack, war, or terrorist attack, our disaster recovery and business continuity plans may be inadequate and we may endure system interruptions; reputational harm; delays in our product development; lengthy interruptions in our platform and services; breaches of data security; loss of critical data; delays in payment processing or the inability to access financial assets; and inability to continue our operations, all of which could harm our operating results. In addition, the long-term effects of climate change on general economic conditions and the technology industry are unclear, and this may heighten or intensify existing risk of natural disasters that could negatively impact our business.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our business involves the storage, transmission, and processing of a large quantity of customer data, including confidential and sensitive information. Our management team and Board recognize the significance of maintaining the trust of our customers and business partners, including the importance of managing cybersecurity risks as part of our larger risk management strategy. While everyone at our company plays a part in managing these risks, oversight responsibility for cybersecurity is shared by our management team and our Board, including its Audit Committee.
We have adopted a variety of data security controls, and we have a defined protocol for identifying, containing, and remediating cybersecurity incidents. Our cybersecurity program is aligned with our overall enterprise risk management strategy and leverages the National Institute of Standards and Technology security framework to drive strategic direction and maturity improvement. This program is led by our Chief Information Security Officer ("CISO"), who has served in the role since 2020, has over 10 years of experience leading cybersecurity programs at large enterprise organizations, and holds a Ph.D. and master’s degree in Information Assurance and Security. We also utilize our Information Security Steering Committee (“ISSC”), a cross-functional group of senior internal stakeholders responsible for identifying and addressing significant security risks that could impact customers, our platform, or our corporate environment. The ISSC makes recommendations to escalate risks to senior leadership and our Board, and also determines, and reviews annually, our security risk tolerance including setting acceptance criteria for security related risks.
We follow a documented risk management procedure that involves creating and monitoring remediation plans with the aim of mitigating our exposure to cybersecurity risks. Our Active Defense and Response Team (“ADRT”) is designed to monitor and detect threats to our customers, platform, and our corporate environment, and provides a regular security briefing to the ISSC on relevant threat items. This information is used to escalate items to the appropriate threat level as necessary. ADRT members also regularly test the incident response capability of our information systems, using tests and exercises to determine their effectiveness.
Additionally, we have adopted a Third Party Risk Management Policy (“TPRM Policy”) to provide an integrated framework for the review and selection of our prospective or current third-party contractors and providers. The goal of the TPRM Policy is to identify and analyze risks before engaging in or continuing business with such third parties, so that these risks can be mitigated, monitored, and managed on an ongoing basis. In addition, our Supply Chain Review Board, composed of a cross-functional group of internal management team members, uses a risk-based due diligence approach to evaluate third-party providers. We endeavor to only engage third-party providers after completing a review of the risks associated with such engagement and in accordance with the TPRM Policy. We routinely monitor these third-party engagements, including, among other measures, by requesting regular updates to the provider’s security documentation and by reviewing the scope of our agreements with the provider.
Further, we have achieved certifications for internationally recognized information security and data privacy standards developed by the International Organization for Standardization (“ISO”), including ISO/IEC 27001:2013; ISO/IEC 27017:2015; ISO/IEC 27018:2019; and ISO/IEC 27701:2019. We also maintain certifications through a variety of other data security standards, including SOC2 and FedRAMP. These certifications demonstrate our commitment to industry-leading security and privacy best practices.
To ensure adherence to our cybersecurity policies and compliance with information security standards, independent third parties audit our practices each year and conduct infrastructure and application security assessments and penetration testing. We also mandate regular cybersecurity training for our employees. Further, our security incident response policies and procedures are documented and provided to all authorized personnel to guide them in detecting, responding to, and recovering from security events and incidents.

Though we have previously experienced, and may experience in the future, cybersecurity incidents, we do not believe that any of these incidents have materially affected our business operations, financial condition or operating results. In the future, we may experience a material Cybersecurity Threat that could adversely affect our business operations, financial condition or operating results. For more information regarding our cybersecurity risks and the related potential impacts on our business, see the risk factor titled “Our failure to sufficiently secure our products and services may result in unauthorized access to customer data, a negative impact on our customer attraction and retention, and significant liabilities.”
Governance
Our Board engages in risk oversight on a broad range of matters related to cybersecurity. They demonstrate independence from management and exercise oversight for the development and performance of our internal information security controls. Our CISO provides quarterly updates to the Audit Committee and meets regularly with our Chief Executive Officer and other senior management members to discuss cybersecurity matters. Our Audit Committee regularly reviews metrics and updates related to Cybersecurity Threat response preparedness, program maturity milestones, risk mitigation status, and the current and emerging threat landscape. Additionally, we consider director and Audit Committee member Alissa Abdullah to be a cybersecurity expert because of her background and experience, with a Ph.D. in information technology management, current service as Mastercard Incorporated’s deputy chief security officer, and prior service in high level information and technology management roles.
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
Holders of Record
As of March 13, 2024, we had 98 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders.
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
We have presented below the cumulative total return to our shareholders from April 27, 2018 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2024 in comparison to the Standard & Poor’s (“S&P”) 500 Index and S&P Information Technology Index. All values assume a $100 initial investment and data for the S&P’s 500 Index and S&P Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to, forecast the future performance of our Class A common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words including, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our fiscal year ends January 31. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended January 31, 2023 compared to the year ended January 31, 2022 is included in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC on March 22, 2023.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the features provided. Customers can also purchase capabilities a la carte or in a bundle through our Smartsheet Advance package options with Enterprise subscriptions, which provide capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Control Center, Dynamic View, Data Shuttle, Connectors, Bridge, and Data Table. Customers with additional security and governance needs can purchase Smartsheet Safeguard, which provides capabilities to support oversight, security, and ongoing policy management. Safeguard is available as an add-on to Enterprise plans and as a part of Smartsheet Advance Platinum level. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project. Smartsheet also offers a free subscription plan for new customers looking to get started with task and project management.

Macroeconomic Conditions and Other Factors
Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of the geopolitical conflicts, interest rates, inflation, instability in the global banking sector, and foreign currency exchange rate fluctuations. Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers primarily purchase products and services from us on a subscription basis over a period of time. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The implications of these macroeconomic events on our business, results of operations and overall financial outlook remain uncertain over the long term and may have an adverse impact in future periods. Refer to Part I, Item 1A, “Risk Factors” for further discussion of the potential impact of these general macroeconomic factors and other risks on our business.
Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
In the fourth quarter of fiscal year ended January 31, 2024, management re-evaluated its key business metrics and as a result annualized contract value (“ACV”) will now be referred to as annualized recurring revenue (“ARR”). We believe the change will result in key business metrics that more closely align with our industry peers and with how management views growth in the business and evaluates financial performance. The change from ACV to ARR did not have a material impact to our key business metrics in the current or any prior reporting period. The definition and calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies.
The following table summarizes our key business metrics:

	January 31,
	2024	2023	2022
Annualized recurring revenue (in millions)	$1,031	$854	$639
Average ARR per domain-based customer	$9,672	$8,377	$6,977
Dollar-based net retention rate for all customers (trailing 12 months)	116%	125%	134%
Customers with ARR of $100 thousand or more	1,904	1,484	1,026
Customers with ARR of $50 thousand or more	3,924	3,206	2,354
Customers with ARR of $5 thousand or more	19,818	18,093	15,150
Annualized recurring revenue
We define annualized recurring revenue, or ARR, as the annualized recurring value of all active subscription contracts at the end of a reporting period. We exclude the value of non-recurring revenue streams, such as our professional services revenue, that are recognized at a point in time. We use ARR as one of our operating measures to assess the strength of the Company’s subscription services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve. Annualizing contracts with terms less than one year results in amounts being included in our ARR calculation that are in excess of the total contract value for those contracts at the end of the reporting period. The value of subscription contracts that are sold through third-party resellers, wherein we do not have visibility into the pricing provided, is based on the list price.

Average ARR per domain-based customer
We use average ARR per domain-based customer to measure customer commitment to our platform and sales force productivity. We define average ARR per domain-based customer as total outstanding ARR for domain-based subscriptions as of the end of the reporting period divided by the number of domain-based customers as of the same date. We define domain-based customers as organizations with a unique email domain name.
Dollar-based net retention rate
We calculate dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all customers as of the 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any upsells and is net of contraction or attrition over the trailing 12 months, but excludes subscription revenue from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the dollar-based net retention rate. Any ARR obtained through merger and acquisition transactions does not affect the dollar-based net retention rate until one year from the date on which the transaction closed.
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our services and providing support, including employee-related costs, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, and payment processing fees.
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
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs, software-related costs, allocated overhead, costs of outside services used to supplement our internal staff, and travel-related costs. We consider continued investment in our development talent and our platform to be important for our growth. We expect our research and development expenses to increase in absolute dollars as our business grows and to decrease over the long-term as a percentage of total revenue due to economies of scale.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, allocated overhead, costs of outside services used to supplement our internal staff, travel-related costs, software-related costs, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in brand awareness and demand generation. We expect sales and marketing costs to decrease as a percentage of total revenue over the long-term due to economies of scale.
General and administrative
General and administrative expenses consist primarily of employee-related costs for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include costs of outside services to supplement our internal staff and other professional services, software-related costs, allocated overhead, certain tax, license, and insurance-related expenses, bank charges, and bad debt expense. We expect our general and administrative expenses to increase in absolute dollars as our business grows, and to decrease over the long-term as a percentage of total revenue due to economies of scale.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended January 31,
	2024	2023

	(in thousands)
Revenue
Subscription	$904,031	$713,735
Professional services	54,307	53,180
Total revenue	958,338	766,915
Cost of revenue
Subscription(1)	134,658	114,384
Professional services(1)	51,790	50,901
Total cost of revenue	186,448	165,285
Gross profit	771,890	601,630
Operating expenses
Research and development(1)	234,071	215,205
Sales and marketing(1)	510,576	479,250
General and administrative(1)	147,525	128,811
Total operating expenses	892,172	823,266
Loss from operations	(120,282)	(221,636)
Interest income	25,641	7,742
Other income (expense), net	(1,501)	1,104
Loss before income tax provision	(96,142)	(212,790)
Income tax provision	8,489	2,849
Net loss	$(104,631)	$(215,639)
(1)    Amounts include share-based compensation expense as follows:

	Year Ended January 31,
	2024	2023

	(in thousands)
Cost of subscription revenue	$13,069	$11,248
Cost of professional services revenue	7,469	6,404
Research and development	71,341	62,165
Sales and marketing	73,545	63,224
General and administrative	40,782	33,514
Total share-based compensation expense	$206,206	$176,555

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Year Ended January 31,
	2024	2023
Revenue
Subscription	94%	93%
Professional services	6	7
Total revenue	100	100
Cost of revenue
Subscription	14	15
Professional services	5	7
Total cost of revenue	19	22
Gross profit	81	78
Operating expenses
Research and development	24	28
Sales and marketing	53	62
General and administrative	15	17
Total operating expenses	93	107
Loss from operations	(13)	(29)
Interest income	3	1
Other income (expense), net	—	—
Loss before income tax provision	(10)	(28)
Income tax provision	1	—
Net loss	(11)%	(28)%
Note: Certain amounts may not sum due to rounding.

Comparison of the years ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$904,031	$713,735	$190,296	27%
Professional services	54,307	53,180	1,127	2%
Total revenue	$958,338	$766,915	$191,423	25%
Percentage of total revenue
Subscription revenue	94%	93%
Professional services revenue	6%	7%
Subscription revenue increased $190.3 million, or 27%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. Sales of user-based subscription plans and capabilities-based products contributed $100.9 million and $89.4 million, respectively, to the increase in revenue between periods.

Professional services revenue increased $1.1 million, or 2%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. The increase in professional services revenue was primarily driven by an increase in demand for our consulting and training services.
Cost of revenue, gross profit, and gross margin

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$134,658	$114,384	$20,274	18%
Professional services	51,790	50,901	889	2%
Total cost of revenue	$186,448	$165,285	$21,163	13%
Gross profit	$771,890	$601,630	$170,260	28%
Gross margin
Subscription	85%	84%
Professional services	5%	4%
Total gross margin	81%	78%
Cost of subscription revenue increased $20.3 million, or 18%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by increases of $7.5 million in employee-related expenses due to increased headcount, of which $1.8 million was related to share-based compensation expense, $7.0 million in hosting fees, $2.2 million in amortization of capitalized software, $1.8 million in software-related costs, $0.7 million in credit card processing fees, $0.6 million in costs of connectors with third-party applications, $0.6 million in cost of outside services used to supplement our internal staff, and $0.4 million in amortization of acquisition-related intangibles. This was partially offset by a decrease of $0.6 million in allocated overhead.
Our gross margin for subscription revenue was 85% and 84% for the years ended January 31, 2024 and 2023, respectively. The increase in gross margin was primarily driven by an increase in subscription revenue that outpaced the increase in employee-related expenses.
Cost of professional services revenue increased $0.9 million, or 2%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by increases of $2.5 million in employee-related expenses due to increased labor costs, of which $1.1 million was related to share-based compensation expense, $0.2 million in software-related costs, and $0.2 million in billable expenses. This was partially offset by decreases of $1.5 million in costs of outside services to supplement our internal staff and $0.7 million in allocated overhead.
Our gross margin for professional services revenue was 5% and 4% for the year ended January 31, 2024 and 2023, respectively. The increase in gross margin was primarily driven by decreases in outside services used to supplement our internal staff and allocated overhead. This was partially offset by an increase in employee-related expenses.
Research and development expenses

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$234,071	$215,205	$18,866	9%
Percentage of total revenue	24%	28%

Research and development expenses increased $18.9 million, or 9%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by increases of $21.3 million in employee-related expenses due to increased headcount and labor costs, of which $9.2 million was related to share-based compensation expense, and $0.5 million in travel-related costs. This was partially offset by decreases of $1.6 million in allocated overhead and $1.1 million in costs of outside services to supplement our internal staff.
Sales and marketing expenses

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$510,576	$479,250	$31,326	7%
Percentage of total revenue	53%	62%
Sales and marketing expenses increased $31.3 million, or 7%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by increases of $32.0 million in employee-related expenses due to increased labor costs, of which $10.4 million related to share-based compensation expense, $10.4 million in brand awareness and demand generation costs, $2.2 million in software-related costs, and $0.2 million in amortization of acquisition-related intangibles. This was partially offset by decreases of $5.4 million in allocated overhead, $5.3 million in costs of outside services used to supplement our internal staff, $1.8 million in travel-related costs, $0.4 million in amortization of capitalized software costs, and $0.3 million in costs related to taxes and insurance.
General and administrative expenses

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$147,525	$128,811	$18,714	15%
Percentage of total revenue	15%	17%
General and administrative expenses increased $18.7 million, or 15%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by increases of $11.7 million in employee-related expenses due to increased labor costs, of which $7.3 million related to share-based compensation expense, $8.8 million in legal costs, of which $4.5 million related to an insurance recovery for an indemnification claim included in the prior period, $3.2 million in bad debt expense, $0.4 million in travel-related costs, and $0.3 million in bank charges. This was partially offset by decreases of $2.7 million in costs of outside services to supplement our internal staff, $1.6 million in allocated overhead, $0.8 million in software-related costs, $0.3 million in tax, license, and insurance-related expenses, and $0.3 million in amortization of capitalized software.
Interest income

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income	$25,641	$7,742	$17,899	231%
Percentage of total revenue	3%	1%
Interest income increased $17.9 million, or 231%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This was primarily driven by the overall growth and performance of our short-term investments portfolio.

Other income (expense), net

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other income (expense), net	$(1,501)	$1,104	$(2,605)	(236)%
Other income (expense), net decreased $2.6 million, or 236%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. This change was primarily driven by a $1.8 million decrease due to a gain from the termination of an operating lease included in the prior period, a $1.2 million decrease due to net unrealized and realized foreign currency losses, offset by $0.5 million due to decreases in losses on the disposal of property and equipment.
Income tax provision

	Year Ended January 31,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax provision	$8,489	$2,849	$5,640	198%
Effective tax rate	(0.42)%	(6.38)%
The income tax provision increased $5.6 million, or 198%, for the year ended January 31, 2024 compared to the year ended January 31, 2023. The change in income tax provision was primarily driven by U.S. Base Erosion and Anti-Abuse Tax, state income taxes, and income taxes in foreign jurisdictions.

Non-GAAP Financial Measures
In addition to our results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use non-GAAP financial measures in conjunction with traditional GAAP measures as part of our overall assessment of our performance and liquidity, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board concerning our financial performance. We believe that non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance, and assist in comparisons with other companies, some of which use similar non-GAAP financial measures to supplement their GAAP results. The non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial measures presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Limitations of non-GAAP financial measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, free cash flow and calculated billings are not substitutes for net cash inflows (outflows) from operating activities and total revenue, respectively. Similarly, non-GAAP gross profit and non-GAAP operating income (loss) are not substitutes for gross profit and operating loss, respectively. Second, other companies may calculate similar non-GAAP financial measures differently or may use other measures as tools for comparison. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. Furthermore, as calculated billings are affected by a combination of factors, including the timing of sales and renewals, the mix of subscriptions sold, and the relative duration of subscriptions sold, and each of these elements has unique characteristics in the relationship between calculated billings and total revenue, our calculated billings activity is not closely correlated to revenue except over longer periods of time.

Non-GAAP gross profit and non-GAAP gross margin
We define non-GAAP gross profit as gross profit adjusted for share-based compensation expense, amortization of acquisition-related intangible assets, one-time acquisition costs, and lease restructuring costs, as applicable. Non-GAAP gross margin represents non-GAAP gross profit as a percentage of total revenue.

	Year Ended January 31,
	2024	2023	2022

	(dollars in thousands)
Gross profit	$771,890	$601,630	$434,359
Add:
Share-based compensation expense(1)	22,560	18,972	10,776
Amortization of acquisition-related intangible assets(2)	5,698	5,340	5,080
Lease restructuring costs(3)	53	410	—
Non-GAAP gross profit	$800,201	$626,352	$450,215

Gross margin	81%	78%	79%
Non-GAAP gross margin	83%	82%	82%
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

	Year Ended January 31,
	2024	2023	2022

	(dollars in thousands)
Loss from operations	$(120,282)	$(221,636)	$(170,036)
Add:
Share-based compensation expense(1)	208,298	177,966	115,704
Amortization of acquisition-related intangible assets(2)	10,826	10,310	10,059
One-time acquisition costs	—	622	27
Litigation expenses and settlements(3)	—	(8,400)	10,000
Lease restructuring costs(4)	2,087	5,144	—
Non-GAAP operating income (loss)	$100,929	$(35,994)	$(34,246)

Operating margin	(13)%	(29)%	(31)%
Non-GAAP operating margin	11%	(5)%	(6)%

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

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net loss	$(104,631)	$(215,639)	$(171,097)
Add:
Share-based compensation expense(1)	208,298	177,966	115,704
Amortization of acquisition-related intangible assets(2)	10,826	10,310	10,059
One-time acquisition costs	—	622	27
Litigation expenses and settlements(3)	—	(8,400)	10,000
Lease restructuring costs(4)	2,294	5,899	—
Non-GAAP net income (loss)	$116,787	$(29,242)	$(35,307)
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

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Net cash provided by (used in) operating activities	$157,878	$23,588	$(3,512)
Less:
Purchases of property and equipment	(2,563)	(6,137)	(10,563)
Capitalized internal-use software	(10,775)	(7,660)	(6,706)
Payments on principal of finance leases	(34)	—	—
Free cash flow	$144,506	$9,791	$(20,781)
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
Because we generate most of our revenue from customers who are invoiced on an annual basis, and because we have a wide range of customers, from those who pay us less than $200 per year to those who pay us more than $6.0 million per year, we experience seasonality and variability that is tied to typical enterprise buying patterns and contract renewal dates of our largest customers. We expect that our billings trends will continue to vary in future periods based on new bookings and renewals, changes to the economic environment, and other factors.

	Year Ended January 31,
	2024	2023	2022

	(in thousands)
Total revenue	$958,338	$766,915	$550,832
Add:
Deferred revenue (end of period)	570,455	459,729	334,662
Less:
Deferred revenue (beginning of period)	459,729	334,662	223,997
Calculated billings	$1,069,064	$891,982	$661,497

Liquidity and Capital Resources
As of January 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $282.1 million and short-term investments totaling $346.7 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our 2018 Employee Stock Purchase Plan (“ESPP”), and interest income from our short-term investments portfolio.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of January 31, 2024, we had deferred revenue of $570.5 million, of which $568.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Material cash requirements from known contractual obligations
Leases
We have non-cancelable operating and finance leases that expire at various dates through 2029. As of January 31, 2024, we had fixed minimum lease payments of $55.8 million, of which $16.8 million is due in the next 12 months. Refer to Note 13, Leases, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our operating and finance leases.
Other contractual obligations
In the ordinary course of business, we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of January 31, 2024, we had material contractual obligations of $118.1 million, of which $67.6 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting and data service providers. See Note 14, Commitments and Contingencies, to the consolidated financial statements contained within this Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting and data service providers.
We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our bookings and renewals, the timing of our collections, the introduction of new and enhanced product offerings, and the continued market adoption of our product. Our capital requirements will also depend on the timing and extent of spending to support our development efforts, sales and marketing activities, and employee-related expenditures. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.

Cash flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended January 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$157,878	$23,588
Net cash used in investing activities	(113,686)	(263,901)
Net cash provided by financing activities	14,525	14,056
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(32)	334
Net increase (decrease) in cash, cash equivalents, and restricted cash	$58,685	$(225,923)
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are for employee-related expenditures, costs related to brand awareness and demand generation, and costs related to hosting our platform.
During the year ended January 31, 2024, net cash provided by operating activities was $157.9 million, driven by adjustments for non-cash charges of $292.4 million to our net loss of $104.6 million. This was partially offset by net cash outflows of $29.9 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of share-based compensation expense, amortization of deferred commissions, depreciation and amortization, non-cash operating lease costs, and net amortization of discounts on investments. Fluctuations in operating assets and liabilities included increases in deferred revenue of $110.8 million, deferred commissions of $80.7 million, accounts receivable of $43.9 million, accounts payable and accrued expenses of $12.2 million, prepaid expenses and other current assets of $9.5 million, and other long-term assets of $3.0 million. This was partially offset by a decrease in operating lease liabilities of $16.0 million.
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
Investing activities
Net cash used in investing activities during the year ended January 31, 2024 of $113.7 million consisted of purchases of short-term investments of $513.5 million, spend on capitalized internal-use software development of $10.8 million, and purchases of property and equipment of $2.6 million. This was partially offset by maturities of short-term investments of $413.1 million.
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

Financing activities
Net cash provided by financing activities during the year ended January 31, 2024 of $14.5 million consisted of proceeds from both our ESPP and exercise of stock options of $20.0 million and $1.7 million, respectively. This was partially offset by taxes paid related to net share settlement of RSUs of $7.1 million.
Net cash provided by financing activities during the year ended January 31, 2023 of $14.1 million consisted of proceeds from our ESPP of $12.6 million and proceeds from the exercise of stock options of $5.6 million, partially offset by taxes paid related to net share settlement of RSUs of $4.2 million.
Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, products or services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. During the year ended January 31, 2022, we paid $10.0 million as part of an overall settlement related to an indemnification claim made to the Company related to litigation in which a former director and shareholder were parties, as described in Note 14, Commitments and Contingencies, in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, and related disclosures. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our financial condition or results of operations would be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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

Subscription revenue
Subscription revenue primarily consists of fees from customers for access to our cloud-based platform and involves a significant volume of transactions. The Company uses automated systems to process and record these transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to our platform is provided, as no implementation work is required, if consideration we are entitled to receive is considered probable of collection. Subscription contracts generally have terms of one year, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
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
Professional services revenue
Professional services revenue primarily includes revenue recognized from fees for consulting and training services. Our consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, monthly in arrears. Services revenue is recognized over time, as service hours are delivered. Occasionally, consulting engagements are provided for a fixed fee. In these cases, revenue is recognized over time, based on the proportion of hours of work performed, compared to the total hours expected to complete the engagement. Configuration and use case optimization services do not result in significant customization or modification of the software platform or user interface.
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

Deferred commissions
The majority of sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are primarily paid on initial contracts and on any upsell contracts with a customer. Sales commissions and related payroll taxes and incremental fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of our technology and other factors. Amortization expense is included in sales and marketing expense in the accompanying consolidated statements of operations. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
During the year ended January 31, 2023, the Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the consolidated financial statements. For the year ended January 31, 2024, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 1% of total revenue, or $0.07 per basic and diluted share. For the year ended January 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue, or $0.09 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during subsequent periods.
Deferred commissions were $148.9 million and $121.8 million as of January 31, 2024 and 2023, respectively. Amortization expense for deferred commissions was $53.6 million, $47.1 million, and $43.7 million for the years ended January 31, 2024, 2023, and 2022, respectively. No material impairments of commissions assets were recorded during the years ended January 31, 2024, 2023 or 2022.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. We use the Black-Scholes option pricing model to measure the fair values of stock option awards and shares granted under our ESPP. The fair values of RSUs are measured using the closing market price of the Company’s common stock on the date of the grant. The Company uses the Monte Carlo simulation technique to calculate the fair values of market-based awards, which include our PSUs.
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
For awards that vest solely based on continued service, the fair value of the award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain market conditions, we recognize share-based compensation expense over the requisite service period using the graded-vesting method. The Company recognizes share-based compensation expense related to shares issued pursuant to our ESPP plan on a straight-line basis over the offering period including estimated forfeitures.
Total share-based compensation expense was $206.2 million, $176.6 million, and $114.9 million for the years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024, there was a total of $381.3 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years. Share-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the department of the individual earning the award.
Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash and cash equivalents and short-term investments totaling $628.8 million and $456.4 million as of January 31, 2024 and January 31, 2023, respectively, of which $431.5 million and $409.7 million, were invested in money market funds, U.S. Treasury securities, agency securities, corporate bonds, and commercial paper, respectively. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of January 31, 2024, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Smartsheet Inc. and subsidiaries (the "Company") as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Subscription Revenue — Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company derives its revenues predominantly from subscription services. Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company recognizes subscription revenue on a ratable basis over the subscription contract term, beginning on the date the access to their platform is provided, assuming all other revenue recognition criteria have been met. The Company uses certain automated systems to process and record subscription revenue transactions.
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
•We tested the effectiveness of certain controls within the subscription revenue business processes.
•With the assistance of our IT specialists, we identified the relevant systems used to process subscription revenue transactions and tested the effectiveness of certain general IT controls over the relevant systems, including testing of user access controls, change management controls, and IT operations controls.
•With the assistance of our data analytics specialists, we performed a recalculation of subscription revenue recorded through the Company’s relevant systems utilizing certain key attributes of subscription revenue transaction data, including the transaction price and revenue recognition timing, among others. We compared our recalculation of expected subscription revenue to the Company’s recorded subscription revenue.
•For a sample of subscription revenue transactions, we evaluated the accuracy of the data used in our recalculation of subscription revenue by comparing certain key attributes utilized in our recalculation to source documents.
•We tested the completeness of the subscription revenue transaction data by selecting a sample of transactions from independent sources and evaluated whether those transactions were included in the subscription revenue transaction data.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 20, 2024
We have served as the Company's auditor since fiscal 2021.

SMARTSHEET INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue
Subscription	$904,031	$713,735	$507,375
Professional services	54,307	53,180	43,457
Total revenue	958,338	766,915	550,832
Cost of revenue
Subscription	134,658	114,384	77,460
Professional services	51,790	50,901	39,013
Total cost of revenue	186,448	165,285	116,473
Gross profit	771,890	601,630	434,359
Operating expenses
Research and development	234,071	215,205	165,440
Sales and marketing	510,576	479,250	329,751
General and administrative	147,525	128,811	109,204
Total operating expenses	892,172	823,266	604,395
Loss from operations	(120,282)	(221,636)	(170,036)
Interest income	25,641	7,742	48
Other income (expense), net	(1,501)	1,104	(813)
Loss before income tax provision	(96,142)	(212,790)	(170,801)
Income tax provision	8,489	2,849	296
Net loss	$(104,631)	$(215,639)	$(171,097)
Net loss per share, basic and diluted	$(0.78)	$(1.66)	$(1.36)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	134,507	130,071	125,632
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net loss	$(104,631)	$(215,639)	$(171,097)
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	461	(169)	—
Foreign currency translation adjustments	(708)	270	—
Total other comprehensive income (loss)	(247)	101	—
Comprehensive loss	$(104,878)	$(215,538)	$(171,097)
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$282,094	$223,156
Short-term investments	346,701	233,225
Accounts receivable, net of allowances of $6,560 and $6,285, respectively	238,708	198,643
Prepaid expenses and other current assets	64,366	55,063
Total current assets	931,869	710,087
Restricted cash	19	197
Deferred commissions	148,867	121,785
Property and equipment, net	42,362	39,395
Operating lease right-of-use assets	39,480	54,278
Intangible assets, net	27,960	39,069
Goodwill	141,477	142,415
Other long-term assets	5,445	2,983
Total assets	$1,337,479	$1,110,209
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,937	$2,125
Accrued compensation and related benefits	77,453	68,347
Other accrued liabilities	30,534	27,437
Operating lease liabilities, current	16,040	19,220
Finance lease liabilities, current	216	—
Deferred revenue	568,670	457,534
Total current liabilities	695,850	574,663
Operating lease liabilities, non-current	33,100	47,564
Finance lease liabilities, non-current	455	—
Deferred revenue, non-current	1,785	2,195
Other long-term liabilities	434	129
Total liabilities	731,624	624,551
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of January 31, 2024 and January 31, 2023	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 136,884,011 shares issued and outstanding as of January 31, 2024; 500,000,000 shares authorized, 131,845,028 shares issued and outstanding as of January 31, 2023	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued and outstanding as of January 31, 2024 and January 31, 2023	—	—
Additional paid-in capital	1,468,805	1,243,730
Accumulated other comprehensive income (loss)	(146)	101
Accumulated deficit	(862,804)	(758,173)
Total shareholders’ equity	605,855	485,658
Total liabilities and shareholders’ equity	$1,337,479	$1,110,209
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)

	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at January 31, 2021	123,272,902	$—	$898,366	$(371,437)	$—	$526,929
Issuance of common stock under employee stock plans	4,536,623	—	38,248	—	—	38,248
Taxes paid related to net share settlement of restricted stock units	—	—	(6,171)	—	—	(6,171)
Share-based compensation expense	—	—	116,870	—	—	116,870
Net loss and comprehensive loss	—	—	—	(171,097)	—	(171,097)
Balances at January 31, 2022	127,809,525	—	1,047,313	(542,534)	—	504,779
Issuance of common stock under employee stock plans	4,035,503	—	20,577	—	—	20,577
Taxes paid related to net share settlement of restricted stock units	—	—	(4,177)	—	—	(4,177)
Share-based compensation expense	—	—	180,017	—	—	180,017
Other comprehensive income (loss)	—	—	—	—	101	101
Net loss	—	—	—	(215,639)	—	(215,639)
Balances at January 31, 2023	131,845,028	—	1,243,730	(758,173)	101	485,658
Issuance of common stock under employee stock plans	5,038,983	—	21,106	—	—	21,106
Taxes paid related to net share settlement of restricted stock units	—	—	(7,100)	—	—	(7,100)
Share-based compensation expense	—	—	211,069	—	—	211,069
Other comprehensive income (loss)	—	—	—	—	(247)	(247)
Net loss	—	—	—	(104,631)	—	(104,631)
Balances at January 31, 2024	136,884,011	$—	$1,468,805	$(862,804)	$(146)	$605,855
See notes to consolidated financial statements.

SMARTSHEET INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(104,631)	$(215,639)	$(171,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	206,206	176,555	114,900
Depreciation and amortization	27,012	24,856	21,765
Net amortization of discounts on investments	(12,546)	(2,768)	—
Amortization of deferred commission costs	53,587	47,093	43,680
Unrealized foreign currency (gain) loss	670	(1,198)	1,048
Non-cash operating lease costs	12,012	18,914	14,905
Impairment of long-lived assets	1,448	1,544	—
Other, net	4,042	(429)	—
Changes in operating assets and liabilities:
Accounts receivable	(43,910)	(47,597)	(48,575)
Prepaid expenses and other current assets	(9,548)	(21,437)	(19,884)
Other long-term assets	(3,049)	(590)	467
Accounts payable	828	154	(1,331)
Other accrued liabilities	3,481	8,432	1,950
Accrued compensation and related benefits	7,894	3,739	19,906
Deferred commissions	(80,668)	(77,566)	(74,463)
Deferred revenue	110,781	123,853	110,664
Other long-term liabilities	308	89	(3,904)
Operating lease liabilities	(16,039)	(14,417)	(13,543)
Net cash provided by (used in) operating activities	157,878	23,588	(3,512)
Cash flows from investing activities
Purchases of short-term investments	(513,490)	(456,649)	—
Maturities of short-term investments	413,100	226,048	—
Purchases of long-term investments	—	—	(1,000)
Purchases of property and equipment	(2,563)	(6,137)	(10,563)
Proceeds from sale of property and equipment	42	217	—
Proceeds from liquidation of a long-term investment	—	622	—
Capitalized internal-use software development costs	(10,775)	(7,660)	(6,706)
Purchases of intangible assets	—	—	(31)
Payments for business acquisitions, net of cash and restricted cash acquired	—	(20,342)	—
Net cash used in investing activities	(113,686)	(263,901)	(18,300)
Cash flows from financing activities
Proceeds from exercise of stock options	1,653	5,633	19,132
Taxes paid related to net share settlement of restricted stock units	(7,100)	(4,177)	(6,171)
Proceeds from contributions to Employee Stock Purchase Plan	20,006	12,600	17,380
Payments on principal of finance leases	(34)	—	—
Net cash provided by financing activities	14,525	14,056	30,341
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(32)	334	(1,197)
Net increase (decrease) in cash, cash equivalents, and restricted cash	58,685	(225,923)	7,332
Cash, cash equivalents, and restricted cash at beginning of period	223,757	449,680	442,348
Cash, cash equivalents, and restricted cash at end of period	$282,442	$223,757	$449,680

Supplemental disclosures
Cash paid for interest	$11	$—	$—
Cash paid for income tax	12,085	551	196
Accrued purchases of property and equipment, including internal-use software	1,445	1,271	1,164
Share-based compensation capitalized in internal-use software development costs	4,567	3,359	1,970
Right-of-use assets obtained in exchange for new operating lease liabilities	1,666	7,230	994
Right-of-use assets reductions related to operating leases	4,451	4,696	—
Purchases of fixed assets under finance leases	693	—	—

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
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding financial reporting. Certain prior period amounts have been reclassified to conform to current period presentation. These amounts were not material to any of the periods presented. The Company’s fiscal year ends on January 31.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve the measurement of fair values of share-based compensation award grants; determination of the amortization period for capitalized sales commission costs; and revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings, among others.
During the year ended January 31, 2023, the Company completed an assessment of the amortization period for deferred sales commission costs and determined that it should increase the period over which we amortize deferred commissions from three years to four years. This change in accounting estimate was effective August 1, 2022 and is being accounted for prospectively in the consolidated financial statements. For the year ended January 31, 2024, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 1% of total revenue or $0.07 per basic and diluted share. For the year ended January 31, 2023, the change in amortization period resulted in a benefit to both sales and marketing expense and net loss of approximately 2% of total revenue or $0.09 per basic and diluted share. The effect of this change in estimate is based on the carrying value of deferred commissions included in the Company’s consolidated balance sheets as of July 31, 2022 and those deferred during subsequent periods.

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
Subscription revenue
Subscription revenue primarily consists of fees from customers for access to the Company’s cloud-based platform and involves a significant volume of transactions. The Company uses automated systems to process and record these transactions. Subscription revenue is recognized on a ratable basis over the subscription contract term, beginning on the date the access to the Company’s platform is provided, as no implementation work is required, if consideration the Company is entitled to receive is probable of collection. Subscription contracts generally have terms of one year, are billed in advance, and are non-cancelable. The subscription arrangements do not allow the customer the contractual right to take possession of the platform; as such, the arrangements are considered to be service contracts.
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
Professional services revenue
Professional services revenue primarily includes fees for consulting and training services. The Company’s consulting services consist of platform configuration and use case optimization, and are primarily invoiced on a time and materials basis, monthly in arrears. Consulting services revenue is recognized over time, as those services are delivered. Occasionally, consulting engagements are provided for a fixed fee. In these cases, revenue is recognized over time, based on the proportion of hours of work performed, compared to the total hours expected to complete the engagement. Configuration and use case optimization services do not result in significant customization or modification of the software platform or user interface.
Training services are billed in advance, on a fixed-fee basis, and revenue is recognized after the training program is delivered, or after the customer’s right to receive training services expires.

Associated out-of-pocket travel expenses related to the delivery of professional services are typically reimbursed by the customer. Out-of-pocket expense reimbursements are recognized as revenue at the point in time, or as the distinct performance obligation to which they relate is delivered. Out-of-pocket expenses are recognized as cost of professional services and are expensed as incurred.
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
Activity related to the Company’s allowance for doubtful accounts was as follows (in thousands):

	January 31,
	2024	2023	2022
Beginning balance	$6,285	$7,561	$6,933
Additions	8,631	5,440	7,700
Write-offs	(8,356)	(6,716)	(7,072)
Ending balance	$6,560	$6,285	$7,561
Deferred revenue
Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. The Company typically invoices its customers annually in advance for its subscription-based contracts. Deferred revenue and accounts receivable are recorded at the beginning of a new subscription term. For some customers, the Company invoices in monthly, quarterly, semi-annual, or multi-year installments and, therefore, the deferred revenue balance does not necessarily represent the total contract value of all non-cancelable subscription agreements. Deferred revenue anticipated to be recognized during the succeeding 12-month period is recorded as a current liability and the remaining portion is recorded as deferred revenue, non-current in our consolidated balance sheets.

Deferred commissions
The majority of sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions are primarily paid on initial contracts and on any upsell contracts with a customer. Sales commissions and related payroll taxes and incremental fringe benefits are deferred and then amortized on a straight-line basis over a period of benefit that the Company has determined to be four years. The Company determined the period of benefit by taking into consideration its customer contracts, expected customer life, the expected life of its technology, and other factors. Amortization expense is included in sales and marketing expense in the consolidated statements of operations. The Company evaluates the period of benefit and tests for impairment on a quarterly basis and whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Overhead allocations
The Company allocates shared costs, such as facilities (including lease costs, utilities, and depreciation on equipment shared by all departments) and information technology, to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category in the consolidated statements of operations.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. Interest earned on cash and cash equivalents is recorded in interest income in the consolidated statements of operations.
The Company’s restricted cash primarily relates to Australian employee contributions to our ESPP. See Note 17, Supplemental Consolidated Financial Statement Information, for more information related to our restricted cash.
Short-term investments
The Company’s short-term investments primarily consist of U.S. Treasury securities, corporate bonds, commercial paper, and agency securities that have original maturities greater than three months at the time of purchase. These investments are classified as available-for-sale securities and we re-evaluate such classification as of each balance sheet date. The Company considers all investments as available for use in current operations, including those with maturity dates beyond one year, and therefore classifies these securities as current assets in its consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period. For unrealized losses in securities that the Company intends to hold and will not be more likely than not required to sell before recovery, the Company further evaluates whether declines in fair value below amortized cost are due to credit or non-credit related factors. The Company considers credit related impairments to be changes in value that are driven by a change in the creditor’s ability to meet its payment obligations, and records an allowance and recognizes a corresponding loss in other income (expense), net in the consolidated statements of operations when the impairment is incurred. Unrealized non-credit related losses and unrealized gains are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Business combinations
When we acquire a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of the assets acquired and liabilities assumed, especially with respect to the identifiable intangible assets. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, the cost savings expected to be derived from acquiring an asset, its expected remaining economic useful life, and the appropriate discount rate to employ in the valuation analyses in order to properly account for the risk associated with the asset’s expected future cash flows. These estimates are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair values of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Goodwill and acquired intangible assets
The Company evaluates goodwill for impairment at the reporting unit level on an annual basis (September 1), or whenever events or changes in circumstances indicate that impairment may exist. Events or changes in circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the Company does not perform a qualitative assessment, or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, the Company calculates the estimated fair value of the reporting unit. If the carrying amount of the reporting unit exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. No impairment charges were recorded for the years ended January 31, 2024, 2023, or 2022.
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

Internal-use software costs of $15.9 million and $11.0 million were capitalized in the years ended January 31, 2024 and 2023, respectively. All capitalized costs related to costs incurred during the application development stage of software development for the Company’s platform to which subscriptions are sold.
Capitalized internal-use software costs are included within property and equipment, net on the consolidated balance sheets, and are amortized over the estimated useful life of the software, which we have determined to be three years. The related amortization expense is recognized in the consolidated statements of operations within the function that receives the benefit of the developed software. Amortization expense of capitalized internal-use software costs totaled $9.5 million, $7.7 million, and $5.7 million for the years ended January 31, 2024, 2023, and 2022, respectively.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. Finance lease assets are included in property and equipment, net on our consolidated balance sheets.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. ROU assets also include any lease payments made. As our leases do not provide an implicit rate, we estimate our incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term based on the information available at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. At January 31, 2024, we did not include any options to extend leases in our lease terms as we were not reasonably certain to exercise them. The Company’s lease agreements do not contain residual value guarantees or covenants.
The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. Leases with a term of one year or less are not recognized on our consolidated balance sheets; we recognize our operating lease expense on a straight-line basis over the lease term. Additionally, we have elected to include non-lease components with lease components for the purpose of calculating lease ROU assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Our operating leases typically include non-lease components such as common area maintenance costs.
The Company accounts for subleases from the perspective of a lessor. The Company has various subleases, which are classified as operating leases. The Company records sublease income as a reduction of lease expense using the straight-line method over the term of the sublease.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, intangible assets, operating lease ROU assets, and internal-use software development costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of an asset group is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. When the carrying amount exceeds the undiscounted cash flows, the assets are adjusted to their estimated fair value and an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. We recorded an impairment charge of $1.4 million and $1.5 million during the years ended January 31, 2024 and 2023, respectively, related to the ROU assets and underlying property and equipment associated with our subleased office spaces as described further in Note 13, Leases, to the consolidated financial statements.

Self-funded health insurance
The Company’s health insurance plan is partially self-funded. To reduce its risk related to high-dollar claims, the Company maintains individual and aggregate stop-loss insurance. The Company estimates its exposure for claims incurred but not yet paid at the end of each reporting period and uses historical claims data to estimate its self-insurance liability. As of January 31, 2024 and 2023, the Company’s net self-insurance reserve estimate was $2.7 million and $2.3 million, respectively, which was included in other accrued liabilities in the accompanying consolidated balance sheets.
Advertising expenses
Advertising and marketing costs are expensed as incurred, and are included in sales and marketing expense in the consolidated statements of operations. Advertising and marketing expenses, inclusive of brand awareness and demand generation costs were $88.5 million, $77.9 million, and $55.6 million for the years ended January 31, 2024, 2023, and 2022, respectively.
Share-based compensation
The Company measures and recognizes compensation expense for all share-based awards granted to employees and directors, based on the estimated fair value of the award on the date of grant. We use the Black-Scholes option pricing model to measure the fair values of stock option awards and shares granted under our ESPP. The fair values of RSUs are measured using the closing market price of the Company’s common stock on the date of the grant. The Company uses the Monte Carlo simulation technique to calculate the fair values of market-based awards, which include our PSUs.
For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain market-conditions, we recognize share-based compensation expense over the requisite service period using the graded-vesting method. The Company recognizes share-based compensation expense related to shares issued pursuant to our ESPP on a straight-line basis over the offering period including estimated forfeitures. Share-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations based on the department of the individual earning the award. The Company makes several estimates in determining share-based compensation and these estimates generally require significant analysis and judgment to develop.
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

No individual customer represented more than 10% of accounts receivable as of January 31, 2024 or January 31, 2023. No individual customer represented more than 10% of revenue for the years ended January 31, 2024, 2023, or 2022.
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
Foreign currency translation
The functional currency of the Company’s foreign operations is primarily the U.S. dollar, while a few of our wholly owned subsidiaries use their respective local currency as their functional currency. We present our consolidated financial statements in U.S. dollar. For subsidiaries where the functional currency is a foreign currency, the Company translates the foreign currency financial statements to U.S. dollar using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity. The effects of foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity in the consolidated balance sheets and the related periodic movements are presented in the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense), net, in the consolidated statements of operations for the period.
Recently adopted accounting pronouncements
There were no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the year ended January 31, 2024 that had a material impact on our consolidated financial statements.
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2023-09.
3. Revenue from Contracts with Customers
During the years ended January 31, 2024, 2023, and 2022 the Company recognized $448.1 million, $328.1 million, and $216.6 million of subscription revenue, respectively, and $7.0 million, $4.7 million, and $4.8 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2023, 2022, and 2021, respectively.

As of January 31, 2024, approximately $713.7 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $704.0 million related to subscription services and $9.7 million related to professional services. Approximately 86% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $148.9 million and $121.8 million as of January 31, 2024 and 2023, respectively.
Amortization expense for deferred commissions was $53.6 million, $47.1 million, and $43.7 million for the years ended January 31, 2024, 2023, and 2022, respectively. Prior to August 1, 2022, deferred commissions were amortized over a period of three years. Effective as of August 1, 2022, deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s consolidated statements of operations. No material impairments of commissions assets were recorded during the years ended January 31, 2024, 2023, or 2022.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(104,631)	$(215,639)	$(171,097)
Denominator:
Weighted-average shares outstanding	134,507	130,071	125,632
Net loss per share, basic and diluted	$(0.78)	$(1.66)	$(1.36)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Year Ended January 31,
	2024	2023	2022
Shares subject to outstanding common stock awards	12,637	15,045	11,855
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	331	386	52
Total potentially dilutive shares	12,968	15,431	11,907

6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of January 31, 2024. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	January 31, 2024
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$79,082	$—	$—	$79,082
Commercial paper	4,497	—	—	4,497
Total cash equivalents	83,579	—	—	83,579
Short-term investments:
Corporate bonds	99,547	158	(9)	99,696
U.S. Treasury securities	169,825	123	—	169,948
Commercial paper	57,755	—	—	57,755
Agency securities	19,282	21	(1)	19,302
Total short-term investments	346,409	302	(10)	346,701
Total	$429,988	$302	$(10)	$430,280
*Excludes interest receivable of $1.5 million, which is included in Prepaid expenses and other current assets on the consolidated balance sheets.

	January 31, 2023
	Amortized Cost*	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$137,490	$—	$—	$137,490
Agency securities	3,497	—	—	3,497
Total cash equivalents	140,987	—	—	140,987
Short-term investments:
Corporate bonds	66,051	46	(79)	66,018
U.S. Treasury securities	62,520	2	(144)	62,378
Commercial paper	78,454	—	—	78,454
Agency securities	26,369	12	(6)	26,375
Total short-term investments	233,394	60	(229)	233,225
Total	$374,381	$60	$(229)	$374,212
*Excludes interest receivable of $1.1 million, which is included in Prepaid expenses and other current assets on the consolidated balance sheets.
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the years ended January 31, 2024 or 2023. The unrealized losses on our short-term investments were primarily due to unfavorable changes in interest rates subsequent to initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the years ended January 31, 2024 or 2023. None of the short-term investments held as of January 31, 2024 or 2023 were in a continuous unrealized loss position for greater than 12 months. As of January 31, 2022, the Company did not hold any available-for-sale securities.

The following table presents the contractual maturities of the Company’s short-term investments (in thousands):

	January 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$312,314	$312,508
Due between one to five years	34,095	34,193
Total	$346,409	$346,701
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

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$79,082	$—	$—	$79,082
Commercial paper	—	4,497	—	4,497
Total cash equivalents	79,082	4,497	—	83,579
Short-term investments:
Corporate bonds	—	99,696	—	99,696
U.S. Treasury securities	—	169,948	—	169,948
Commercial paper	—	57,755	—	57,755
Agency securities	—	19,302	—	19,302
Total short-term investments	—	346,701	—	346,701
Total assets	$79,082	$351,198	$—	$430,280

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$137,490	$—	$—	$137,490
Agency securities	—	3,497	—	3,497
Total cash equivalents	137,490	3,497	—	140,987
Short-term investments:
Corporate bonds	—	66,018	—	66,018
U.S. Treasury securities	—	62,378	—	62,378
Commercial paper	—	78,454	—	78,454
Agency securities	—	26,375	—	26,375
Total short-term investments	—	233,225	—	233,225
Total assets	$137,490	$236,722	$—	$374,212
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the years ended January 31, 2024 or 2023.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 9, Business Combinations, and Note 10, Goodwill and Net Intangible Assets, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. The fair values of the operating lease ROU assets and associated property and equipment were estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. See Note 13, Leases, of these notes to our consolidated financial statements for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.
8. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	January 31,
	2024	2023
Computer equipment	$12,674	$12,954
Computer software, developed	42,941	33,260
Furniture and fixtures	5,935	6,526
Leasehold improvements	9,112	9,612
Total property and equipment	70,662	62,352
Less: accumulated depreciation	(28,300)	(22,957)
Total property and equipment, net	$42,362	$39,395
Depreciation expense was $15.2 million, $13.7 million, and $10.9 million for the years ended January 31, 2024, 2023, and 2022, respectively.
Property and equipment, net includes $0.7 million of computer equipment purchased under a finance lease as of January 31, 2024. Depreciation expense and accumulated depreciation related to these leased assets were each less than $0.1 million for the year ended and as of January 31, 2024. These leased assets are included in the computer equipment category in the table above.

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
The transaction was accounted for as a business combination and accordingly, the total fair value of purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income and cost approaches. The fair value measurements of the intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The fair values assigned to assets acquired and liabilities assumed were based on management’s best estimates and assumptions and are considered final. The following table summarizes the final fair values of assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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

Customer relationships - we valued the finite-lived customer relationships using the multi-period excess-earnings method. This method involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. We applied judgment which involved the use of the assumptions with respect to the future cash flows forecast, base year annualized recurring revenue, customer churn rate, and the discount rate.
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

10. Goodwill and Net Intangible Assets
The changes in the carrying amount of goodwill during the years ended January 31, 2024 and 2023 were as follows (in thousands):

Goodwill balance as of January 31, 2022	$125,605
Additions and measurement period adjustments - acquisition of Outfit	16,434
Effects of foreign currency translation	376
Goodwill balance as of January 31, 2023	142,415
Effects of foreign currency translation	(938)
Goodwill balance as of January 31, 2024	$141,477
No goodwill impairments were recorded during the years ended January 31, 2024, 2023, or 2022.
The following table presents the components of net intangible assets (in thousands):

	January 31, 2024			January 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$28,491	$(20,231)	$8,260	$28,673	$(14,547)	$14,126
Customer relationships	34,072	(16,941)	17,131	34,186	(12,265)	21,921
Trade names	4,100	(1,601)	2,499	4,100	(1,157)	2,943
Patents	170	(144)	26	170	(135)	35
Domain names	44	—	44	44	—	44
Total	$66,877	$(38,917)	$27,960	$67,173	$(28,104)	$39,069
The components of intangible assets acquired as of the periods presented were as follows (dollars in thousands):

	January 31, 2024		January 31, 2023
	Net Carrying Amount	Weighted Average Life (Years)	Net Carrying Amount	Weighted Average Life (Years)
Software technology	$8,260	2.1	$14,126	2.8
Customer relationships	17,131	3.7	21,921	4.7
Trade names	2,499	5.6	2,943	6.6
Total	$27,890	3.4	$38,990	4.2

Amortization expense related to intangible assets was $10.8 million, $10.3 million, and $10.1 million for the years ended January 31, 2024, 2023, and 2022, respectively. As of January 31, 2024, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Fiscal 2025	$9,633
Fiscal 2026	7,916
Fiscal 2027	5,750
Fiscal 2028	3,454
Fiscal 2029	721
Thereafter	442
Total	$27,916

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
The Company has also issued RSUs to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan. Employee RSUs are measured based on the grant date fair value of the awards and generally vest based on continuous employment over three or four years.
The Company issued market-based PSUs to certain executives pursuant to the 2018 Plan during the years ended January 31, 2024 and 2023. The target number of market-based PSUs granted were 195,948 and 251,027 during the years ended January 31, 2024 and January 31, 2023, respectively. The number of shares that can be earned under each grant range from 0% to 200% of the target number of shares, based on the relative growth of the Company’s total shareholder return as compared to the total shareholder return of the S&P Software and Services Select Index. The awards granted during the year ended January 31, 2024 have a two-year performance period ending on the second anniversary of the date of grant. The awards granted during the year ended January 31, 2023 have two separate performance periods. The first tranche has a one-year performance period ending on the first anniversary of the date of grant. The second tranche has a two-year performance period ending on the second anniversary of the date of grant. Both grants include a service condition and vest on a graded vesting schedule, subject to continuous employment, over a three-year period. The fair values of the PSUs granted were determined using a Monte Carlo simulation approach.
The Company issued restricted stock awards (“RSAs”) to certain employees as part of the Brandfolder acquisition which were subject to vesting conditions. These shares were issued in a private placement transaction. As vesting of these RSAs was dependent on continuous employment, these were not considered part of the purchase price in accounting for the September 2020 acquisition. The RSAs were measured based on the grant date fair value of the awards and vested based on continuous employment over three years.

Stock options
The following table includes a summary of the option activity during the year ended January 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2023	3,819,288	$23.42	5.7	$90,985
Granted	—	—
Exercised	(292,088)	5.66
Forfeited or canceled	(10,125)	67.00
Outstanding at January 31, 2024	3,517,075	24.77	4.8	85,129
Exercisable at January 31, 2024	3,081,884	20.44	4.4	83,600
Vested and expected to vest at January 31, 2024	3,482,318	24.46	8.0	84,995
No stock options were granted during the year ended January 31, 2024. The weighted-average grant date fair value per share of stock options granted during the years ended January 31, 2023, and 2022 was $18.16 and $29.71, respectively.
The total grant date fair value of stock options vested during the years ended January 31, 2024, 2023, and 2022 was $7.7 million, $9.1 million, and $10.1 million, respectively.
The intrinsic value of options exercised was $10.9 million, $27.0 million, and $141.1 million during the years ended January 31, 2024, 2023, and 2022, respectively.
Restricted stock units
The following table includes a summary of the RSU activity during the year ended January 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	10,975,157	$46.56
Granted	3,240,158	43.33
Vested	(4,191,997)	46.26
Forfeited or canceled	(1,224,694)	47.25
Outstanding at January 31, 2024	8,798,624	45.41
An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests, which is based on continued service. Non-vested RSUs do not have non-forfeitable rights to dividends or dividend equivalents.
The weighted-average grant date fair value of RSUs granted during the years ended January 31, 2024, 2023, and 2022 was $43.33, $39.16, and $68.21, respectively. The total fair value of RSUs vested during the years ended January 31, 2024, 2023, and 2022 was $193.9 million, $160.4 million, and $78.0 million, respectively.

Performance share units
The following table includes a summary of the PSU activity during the year ended January 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	251,027	$53.34
Granted*	195,948	48.74
Vested	(125,512)	53.34
Forfeited or canceled	—	—
Outstanding at January 31, 2024	321,463	50.54
*This represents awards granted at 100% attainment.
The weighted-average grant date fair value of PSUs granted during the years ended January 31, 2024 and 2023 was $48.74 and $53.34, respectively.
Restricted stock awards
The following table includes a summary of RSA activity during the year ended January 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Outstanding at January 31, 2023	19,895	$46.93
Granted	—	—
Vested	(19,895)	46.93
Forfeited or canceled	—	—
Outstanding at January 31, 2024	—	—
The weighted-average grant date fair value of RSAs granted during the year ended January 31, 2021 was $46.93. No RSAs were granted during the years ended January 31, 2024, 2023, or 2022. The total fair value of RSAs vested during the years ended January 31, 2024, 2023, and 2022 was $0.9 million, $1.3 million, and $1.6 million, respectively.
2018 Employee Stock Purchase Plan
The ESPP became effective on April 26, 2018, with the effective date of our Initial Public Offering. Under our ESPP, eligible employees are able to acquire shares of the Class A common stock by accumulating funds through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1), with a purchase date following the end of the period, unless otherwise determined by our board of directors or our compensation committee. Prior to January 2022, each offering period commenced on March 25 and September 25. The change in offering periods required an abbreviated, one-time purchase period from September 25, 2021 through December 31, 2021 to align to the new offering periods. The purchase price for shares of common stock purchased under our ESPP is 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.

The following table includes a summary of the activity of shares available for issuance under our 2018 Plan and our ESPP during the year ended January 31, 2024:

	Shares Available for Issuance
	2018 Plan	2018 ESPP
Balance at January 31, 2023	14,594,290	4,850,775
Authorized	6,592,251	1,318,450
Granted	(3,436,106)	(596,679)
Forfeited	1,234,819	—
Balance at January 31, 2024	18,985,254	5,572,546
The aggregate number of shares reserved for issuance under our ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date. The increase of shares is equal to 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share) or such lesser number of shares as may be determined by our board of directors. The aggregate number of shares issued over the term of our ESPP, subject to stock-splits, recapitalizations, or similar events, may not exceed 20,400,000 shares of our Class A common stock.
As of January 31, 2024, $2.6 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the consolidated balance sheet.

Valuation assumptions
The fair values of employee stock options and ESPP purchase rights were estimated using a Black-Scholes option pricing model. The fair values of the PSUs were estimated using a Monte Carlo simulation valuation model. The fair values of the Company’s stock options, ESPP purchase rights, and PSUs granted during the years ended January 31, 2024, 2023, and 2022 were estimated using the following assumptions:

	Year Ended January 31,
	2024	2023	2022
Employee Stock Options
Risk-free interest rate	—%	1.8%-3.7%	1.0%-1.4%
Expected volatility	—%	44.2%-46.3%	43.1%-43.5%
Expected term (in years)	—	6.25	6.25
Expected dividend yield	—%	—%	—%
Employee Stock Purchase Plan
Risk-free interest rate	4.8%-5.5%	0.2%-2.5%	0.0%-0.1%
Expected volatility	57.3%-70.7%	50.0%-72.8%	46.9%-68.0%
Expected term (in years)	0.49	0.50	0.27-0.50
Expected dividend yield	—%	—%	—%
Performance Share Units
Risk-free interest rate	4.7%	4.3%	—%
Expected volatility	50.6%	52.5%	—%
Expected volatility (S&P Software and Services Select Index)	32.4%	31.8%	—%
Expected term (in years)	2.00	1.00-2.00	—
Expected dividend yield	—%	—%	—%
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

Share-based compensation expense
Share-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cost of subscription revenue	$13,069	$11,248	$6,274
Cost of professional services revenue	7,469	6,404	3,788
Research and development	71,341	62,165	41,218
Sales and marketing	73,545	63,224	40,632
General and administrative	40,782	33,514	22,988
Total share-based compensation	$206,206	$176,555	$114,900
We have excluded $4.9 million, $3.5 million, and $2.0 million of capitalized software development costs from stock-based compensation expense for the years ended January 31, 2024, 2023 and 2022, respectively.
As of January 31, 2024, there was a total of $381.3 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.1 years.
12. Income Taxes
The components of loss before income tax provision were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
United States	$(101,173)	$(216,167)	$(174,043)
Foreign	5,031	3,377	3,242
Loss before income tax provision	$(96,142)	$(212,790)	$(170,801)
The income tax provision consisted of the following (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current:
Federal	$4,384	$876	$—
State	1,283	1,239	175
Foreign	3,367	1,085	49
Total current tax provision	9,034	3,200	224
Deferred and other:
Federal	206	—	—
State	144	—	—
Foreign	(895)	(351)	72
Total deferred tax provision (benefit)	(545)	(351)	72
Total income tax provision	$8,489	$2,849	$296
Income tax expense for the year ended January 31, 2024 was primarily related to taxable profits in the U.S. as a result of the capitalization of research and experimental expenditures under IRC Section 174, Base Erosion and Anti-Abuse Tax, and income taxes in foreign jurisdictions.
Income tax expense for the year ended January 31, 2023 was primarily related to taxable profits in the U.S. as a result of the capitalization of research and experimental expenditures under IRC Section 174 as well as income taxes in foreign jurisdictions.

Income tax expense for the year ended January 31, 2022 was recognized primarily due to income taxes in foreign jurisdictions and state income taxes.
The reconciliation of federal statutory income tax to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Income tax at statutory federal rate	$(20,190)	$(44,686)	$(35,868)
Tax credits	(8,839)	(7,660)	(5,697)
Intangible basis adjustment	(3,054)	—	—
Change in valuation allowance	26,335	44,898	71,738
Non-deductible executive compensation	4,432	685	—
Base Erosion Anti-Avoidance Tax	4,140	—	—
Share-based compensation	3,332	7,133	(30,092)
State taxes	1,158	981	139
Foreign earnings taxed in the U.S.	906	2,276	—
Other	269	(778)	76
Total income tax provision	$8,489	$2,849	$296
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The tax effects of temporary differences and related deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2024	2023
Deferred tax assets:
Deferred revenue	$144,931	$117,579
Net operating loss carryforwards	99,230	121,171
Capitalized research & experimental expenditures	59,819	45,906
Tax credits	37,664	29,267
Lease liabilities	12,520	17,273
Share-based compensation	16,141	17,282
Accrued compensation	10,315	8,983
Other	1,529	982
Total deferred tax assets	382,149	358,443
Valuation allowance	(329,141)	(302,196)
Total deferred tax assets, net	53,008	56,247
Deferred tax liabilities:
Capitalized commissions	(37,283)	(30,836)
Lease right-of-use assets	(10,199)	(14,320)
Property and equipment	(3,031)	(2,250)
Intangibles	(1,573)	(7,637)
Other	(162)	(989)
Total deferred tax liabilities	(52,248)	(56,032)
Net deferred tax assets	$760	$215

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended January 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, the Company has established a full valuation allowance equal to its U.S. net deferred tax assets due to the uncertainty of future realization of the net deferred tax assets. The valuation allowance increased by $26.9 million during the year ended January 31, 2024. The increase in the valuation allowance was primarily related to an increase in deferred tax assets related to deferred revenue and capitalization of research and experimental expenditures required under IRC Section 174, offset by a decrease in deferred tax assets related to net operating losses.
As of January 31, 2024, we had NOLs of $388.6 million for U.S. federal income taxes and $291.7 million for state and local income taxes. The U.S. federal NOLs may be carried forward indefinitely. The state NOL carryforwards will begin to expire in 2025.
As of January 31, 2024, the Company’s tax credit carryforwards for income tax purposes were approximately $37.7 million net of uncertain tax positions for research and development credits. If not used, the tax credit carryforwards will begin to expire in 2038.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended January 31,
	2024	2023	2022
Balance, beginning of the year	$9,883	$7,204	$5,283
Increases to tax positions taken during the current year	2,486	2,218	2,010
Increases to tax positions taken in prior years	569	461	—
Decreases to tax positions taken in prior years	—	—	(89)
Balance, end of year	$12,938	$9,883	$7,204

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
No liability was recorded for uncertain tax positions, or related interest or penalties, as of January 31, 2024 or 2023. As of January 31, 2024 and 2023, the Company had $12.9 million and $9.9 million of unrecognized tax benefits, respectively, of which the total amount that would impact the effective tax rate, if recognized, is $12.9 million and $9.9 million, respectively. Any impact on the effective tax rate for unrecognized tax benefits would be offset by the impact of the Company's full valuation allowance on its U.S. federal and state deferred tax assets.
In the U.S., the Company’s tax years from 2005 to present remain effectively open to examination by the Internal Revenue Service, as well as various state and foreign jurisdictions.
Interest or penalties, if incurred, are recognized as a component of income tax expense. Penalties and interest recognized were not material for the years ended January 31, 2024, 2023, and 2022.
13. Leases
The Company has operating leases primarily related to corporate offices, and finance leases related to computer equipment. Our finance lease ROU assets related to computer equipment are included in property and equipment, net in the consolidated balance sheets. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Operating lease cost	$15,486	$22,508	$18,739
Finance lease cost:
Amortization of assets	73	—	—
Interest on lease liabilities	23	—	—
Short-term lease cost	509	950	371
Variable lease cost	3,318	2,833	2,850
Sublease income	(2,294)	(527)	—
Total lease costs	$17,115	$25,764	$21,960
Other information related to leases was as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$18,978	$19,735	$17,610
Operating cash flows related to finance leases	23	—	—
Financing cash flows related to finance leases	34	—	—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	1,666	7,230	994
Finance leases	693	—	—
Right-of-use assets reductions related to operating leases	4,451	4,696	—

Supplemental balance sheet information related to our leases was as follows:

	January 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	3.9	4.5
Finance leases	2.7	0.0
Weighted-average discount rate
Operating leases	5.5%	5.3%
Finance leases	9.9%	—%
As of January 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Fiscal 2025	$16,531	$270
Fiscal 2026	14,724	270
Fiscal 2027	10,769	225
Fiscal 2028	6,341	—
Fiscal 2029	5,296	—
Thereafter	1,357	—
Total lease payments	55,018	765
Less: imputed interest	(5,878)	(94)
Total	$49,140	$671
As of January 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Fiscal 2025	$2,732
Fiscal 2026	2,154
Fiscal 2027	700
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Total	$5,586
The Company has vacated certain of its previous corporate offices and entered into sublease agreements for certain fully furnished floors. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows for each subleased floor to its carrying value and determined that the respective asset groups were not recoverable. We then calculated the fair values based on the present value of the estimated cash flows from each sublease for the remaining lease term. We compared the estimated fair values to the carrying values, which resulted in a $1.4 million impairment charge during the year ended January 31, 2024, and a $1.5 million impairment charge during the year ended January 31, 2023. The impairment charges were included in general and administrative expenses in the consolidated statements of operations.
During the year ended January 31, 2023, the Company also abandoned certain floors in Bellevue, Washington for which there was no intent or ability to sublease, and terminated the operating lease in Denver, Colorado. These two real estate restructuring activities led to lease charges of $3.5 million, which were allocated based on headcount to each cost of revenue and operating expense category in the consolidated statements of operations.

14. Commitments and Contingencies
Lease commitments
We have entered into various non-cancelable lease agreements related to our corporate offices and certain equipment. For additional information regarding our lease agreements, see Note 13, Leases.
Purchase commitments
We have entered into certain non-cancelable multi-year agreements with third-party providers primarily for our use of cloud-based hosting and data services. As of January 31, 2024, our future estimated purchase commitments related to these contracts by fiscal year are as follows (in thousands):

Fiscal 2025	$67,664
Fiscal 2026	48,700
Fiscal 2027	1,750
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Total	$118,114
Legal matters
An indemnification claim was made against the Company by a former director, Ryan Hinkle, and Insight Venture Partners VII, L.P. and certain affiliated entities that are former shareholders of the Company (together with Hinkle, the “IVP Parties”), relating to a purported class action litigation in which the IVP Parties were defendants. During the year ended January 31, 2021, the IVP Parties filed a complaint against the Company in the Superior Court of Washington, King County, for the advancement of legal fees, costs, and expenses incurred in defending the purported class action claim. During the year ended January 31, 2022, we paid $10.0 million as part of an overall settlement of these matters. During the year ended January 31, 2023, we recovered $4.5 million related to insurance coverage of this claim and settled an additional insurance reimbursement claim related to the case, which we included as an insurance reimbursement receivable of $3.9 million in prepaid and other current assets in our consolidated balance sheets as of January 31, 2023. During the year ended January 31, 2024, the $3.9 million was collected. The impact of these insurance recoveries is included in general and administrative expenses in our consolidated statement of operations.
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
15. 401(k) and Pension Plans
In March 2008, the Company initiated a 401(k) plan for the benefit of all United States employees. In the second quarter of fiscal 2021, we began to match 50% of each participant’s contribution up to a maximum of 6% of the participant’s eligible pay during the period. We recognized an expense of $9.9 million, $9.5 million, and $6.7 million related to matching contributions during the years ended January 31, 2024, 2023, and 2022, respectively.
In January 2018, the Company began contributing to a pension plan for the benefit of its employees based in the United Kingdom. In January 2020, the Company began contributing to a pension plan for the benefit of its employees based in Australia. We recognized an expense related to employer contributions of $3.0 million, $2.5 million, and $1.6 million during the years ended January 31, 2024, 2023, and 2022, respectively.

16. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended January 31,
	2024	2023	2022
United States	$809,036	$640,604	$454,246
EMEA	77,418	65,574	51,603
APJ	35,189	29,946	21,326
Americas other than the United States	36,695	30,791	23,657
Total	$958,338	$766,915	$550,832
No individual country other than the United States contributed more than 10% of total revenue during any of the periods presented.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	January 31,
	2024	2023
United States	$45,743	$60,246
EMEA	2,266	5,583
APJ	3,793	4,510
Americas other than the United States	573	274
Total	$52,375	$70,613
The table above includes property and equipment, net and operating lease right-of-use assets and excludes capitalized internal-use software costs and intangible assets.
17. Supplemental Consolidated Financial Statement Information
Prepaid and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2024	2023
Prepaid expenses	$57,685	$45,877
Other current assets	6,681	9,186
Total prepaid expense and other current assets	$64,366	$55,063
Restricted cash
Restricted cash, which primarily relates to Australian employee contributions to our ESPP, was $0.3 million, $0.6 million, and $0.6 million as of January 31, 2024, 2023, and 2022, respectively.

Cash as reported on the consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as shown on the consolidated balance sheets and consists of the following (in thousands):

	January 31,
	2024	2023	2022
Cash and cash equivalents	$282,094	$223,156	$449,074
Restricted cash included in prepaid expenses and other current assets	329	404	589
Restricted cash	19	197	17
Total cash, cash equivalents, and restricted cash	$282,442	$223,757	$449,680
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our principal executive officer (Chief Executive Officer) and principal financial officer (Chief Financial Officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.
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
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2024 at the reasonable assurance level.
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
 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2024, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of January 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
 Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information

(a) Entrance into Independent Contractor Agreement with Michael Arntz
On March 19, 2024, the Company and Michael Arntz entered into an Independent Contractor Agreement (the “IC Agreement”), pursuant to which he will serve as an advisor to the Company following his resignation as Chief Revenue Officer and Executive Vice President of Worldwide Field Operations. The IC Agreement provides that in consideration of Mr. Arntz’s services, he will continue to vest the equity awards he received during his time as an employee of the Company, in accordance with the pre-existing terms and vesting schedules as set forth at the time of each applicable grant. The foregoing summary of the material terms of the IC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the IC Agreement, a copy of which is filed herewith as Exhibit 10.16.

(b) Rule 10b5-1 Plan Elections
During the fiscal quarter ended January 31, 2024, our Chief Financial Officer, Pete Godbole, and a member of our Board, Brent Frei, each adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
The Rule 10b5-1 trading arrangements included representations from each of Mr. Godbole and Mr. Frei to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. Similar representations were made to the Company in connection with the adoption of the plan, as required under the Company’s insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 trading arrangement, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the adopting individuals was unaware, or with respect to any material nonpublic information acquired by the adopting individuals or the Company after the date of the representation.

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(1)	Duration(2)	Date Terminated
Pete Godbole - Chief Financial Officer	January 5, 2024	38,910(3)	January 5, 2024 - June 21, 2024	N/A
Brent Frei - Director	December 20, 2023	665,000	December 20, 2023 - February 17, 2025	N/A
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.

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
(c) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	8-K	001-38464	3.1	February 2, 2024
4.1	Form of Class A common stock certificate	S-1/A	333-223914	4.1	April 16, 2018
4.2	Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended	10-K	001-38464	4.3	March 31, 2020
10.1⸶	Form of Indemnification Agreement	S-1/A	333-223914	10.1	April 16, 2018
10.2⸶	2005 Stock Option/Restricted Stock Plan, and forms of award agreements thereunder	S-1	333-223914	10.2	March 26, 2018
10.3⸶	2015 Equity Incentive Plan, and forms of award agreements thereunder	S-1/A	333-223914	10.3	April 16, 2018
10.4⸶	2018 Equity Incentive Plan, and forms of award agreements thereunder	10-K	001-38464	10.4	March 22, 2023
10.5⸶	2018 Employee Stock Purchase Plan, as amended	10-Q	001-38464	10.1	September 8, 2021
10.6⸶	Offer Letter by and between the Registrant and Mark P. Mader, dated January 11, 2006	S-1	333-223914	10.6	March 26, 2018
10.7⸶	Offer Letter by and between the Registrant and Michael Arntz, dated September 5, 2016	S-1	333-223914	10.8	March 26, 2018
10.8⸶	Offer Letter by and between the Registrant and Praerit Garg, dated January 13, 2019	10-K	001-38464	10.19	April 1, 2019
10.9⸶	Offer Letter by and between the Registrant and Pete Godbole, dated November 6, 2020	10-K	001-38464	10.22	March 25, 2021
10.10⸶	Offer Letter by and between the Registrant and Andrew Bennett, dated November 11, 2021	10-K	001-38464	10.12	March 25, 2022
10.11⸶	Offer Letter by and between the Registrant and Stephen Branstetter, dated November 11, 2021	10-K	001-38464	10.13	March 25, 2022
10.12⸶	Offer Letter by and between the Registrant and Jolene Marshall, dated November 11, 2021	10-K	001-38464	10.14	March 25, 2022
10.13⸶	Offer Letter by and between the Registrant and Maxwell Long, dated January 5, 2024					X
10.14⸶	Form of Change in Control Severance Agreement	S-1	333-223914	10.13	March 26, 2018
10.15⸶	2019 Amended and Restated Annual Incentive Plan	8-K	001-38464	10.1	October 13, 2020

10.16⸶	Independent Contractor Agreement by and between the Registrant and Michael Arntz, dated March 19, 2024					X
10.17	City Center Bellevue Building Office Lease by and between the Registrant and AAT CC Bellevue, LLC, as amended	10-K	001-38464	10.18	March 25, 2022
21.1	List of Subsidiaries					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2024, formatted in Inline XBRL (included in Exhibit 101)					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 20, 2024

SMARTSHEET INC.

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 20, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Mark P. Mader	Chief Executive Officer and President	March 20, 2024
Mark P. Mader	(Principal Executive Officer)

/s/ Pete Godbole	Chief Financial Officer and Treasurer	March 20, 2024
Pete Godbole	(Principal Financial and Accounting Officer)

/s/ Michael Gregoire	Chair of the Board of Directors	March 20, 2024
Michael Gregoire

/s/ Alissa Abdullah	Director	March 20, 2024
Alissa Abdullah

/s/ Geoffrey T. Barker	Director	March 20, 2024
Geoffrey T. Barker

/s/ Brent Frei	Director	March 20, 2024
Brent Frei

/s/ Elena Gomez	Director	March 20, 2024
Elena Gomez

/s/ Matthew McIlwain	Director	March 20, 2024
Matthew McIlwain

/s/ Khozema Shipchandler	Director	March 20, 2024
Khozema Shipchandler

/s/ Rowan Trollope	Director	March 20, 2024
Rowan Trollope

/s/ James N. White	Director	March 20, 2024
James N. White

/s/ Magdalena Yesil	Director	March 20, 2024
Magdalena Yesil