Form 10-Q
period 2024-04-30
SMARTSHEET INC
filed 2024-06-06
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of May 30, 2024, there were 138,341,751 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended April 30, 2024

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue
Subscription	$249,095	$206,001
Professional services	13,889	13,885
Total revenue	262,984	219,886
Cost of revenue
Subscription	35,772	33,167
Professional services	12,550	12,714
Total cost of revenue	48,322	45,881
Gross profit	214,662	174,005
Operating expenses
Research and development	62,437	56,190
Sales and marketing	125,239	114,952
General and administrative	38,115	34,978
Total operating expenses	225,791	206,120
Loss from operations	(11,129)	(32,115)
Interest income	7,826	5,217
Other income (expense), net	(377)	(536)
Loss before income tax provision	(3,680)	(27,434)
Income tax provision	5,178	2,436
Net loss	$(8,858)	$(29,870)
Net loss per share, basic and diluted	$(0.06)	$(0.23)
Weighted-average shares outstanding used to compute net loss per share, basic and diluted	137,428	132,542
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net loss	$(8,858)	$(29,870)
Other comprehensive loss
Net unrealized gain (loss) on available-for-sale securities	(998)	189
Foreign currency translation adjustments	12	(646)
Total other comprehensive loss	(986)	(457)
Comprehensive loss	$(9,844)	$(30,327)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$333,502	$282,094
Short-term investments	336,015	346,701
Accounts receivable, net of allowances of $5,579 and $6,560, respectively	156,818	238,708
Prepaid expenses and other current assets	83,423	64,366
Total current assets	909,758	931,869
Restricted cash	18	19
Deferred commissions	152,833	148,867
Property and equipment, net	43,533	42,362
Operating lease right-of-use assets	36,882	39,480
Intangible assets, net	25,251	27,960
Goodwill	141,477	141,477
Other long-term assets	5,979	5,445
Total assets	$1,315,731	$1,337,479
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$862	$2,937
Accrued compensation and related benefits	59,288	77,453
Other accrued liabilities	30,552	30,534
Operating lease liabilities, current	15,711	16,040
Finance lease liabilities, current	239	216
Deferred revenue	541,734	568,670
Total current liabilities	648,386	695,850
Operating lease liabilities, non-current	29,692	33,100
Finance lease liabilities, non-current	398	455
Deferred revenue, non-current	2,023	1,785
Other long-term liabilities	424	434
Total liabilities	680,923	731,624
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of April 30, 2024 and January 31, 2024	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 137,665,227 shares issued and outstanding as of April 30, 2024; 500,000,000 shares authorized, 136,884,011 shares issued and outstanding as of January 31, 2024	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued or outstanding as of April 30, 2024 and January 31, 2024	—	—
Additional paid-in capital	1,507,602	1,468,805
Accumulated other comprehensive income (loss)	(1,132)	(146)
Accumulated deficit	(871,662)	(862,804)
Total shareholders’ equity	634,808	605,855
Total liabilities and shareholders’ equity	$1,315,731	$1,337,479
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended April 30, 2024
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 31, 2024	136,884,011	$—	$1,468,805	$(146)	$(862,804)	$605,855
Issuance of common stock under employee stock plans	781,216	—	692	—	—	692
Taxes paid related to net share settlement of equity awards	—	—	(13,055)	—	—	(13,055)
Share-based compensation expense	—	—	51,160	—	—	51,160
Other comprehensive loss	—	—	—	(986)	—	(986)
Net loss	—	—	—	—	(8,858)	(8,858)
Balances as of April 30, 2024	137,665,227	$—	$1,507,602	$(1,132)	$(871,662)	$634,808

	Three Months Ended April 30, 2023
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 31, 2023	131,845,028	$—	$1,243,730	$101	$(758,173)	$485,658
Issuance of common stock under employee stock plans	1,067,430	—	589	—	—	589
Taxes paid related to net share settlement of equity awards	—	—	(621)	—	—	(621)
Share-based compensation expense	—	—	52,666	—	—	52,666
Other comprehensive loss	—	—	—	(457)	—	(457)
Net loss	—	—	—	—	(29,870)	(29,870)
Balances as of April 30, 2023	132,912,458	$—	$1,296,364	$(356)	$(788,043)	$507,965

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flows from operating activities
Net loss	$(8,858)	$(29,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	49,920	51,779
Depreciation and amortization	6,618	6,410
Net amortization of premiums (discounts) on investments	(3,034)	(2,028)
Amortization of deferred commission costs	15,661	11,429
Unrealized foreign currency loss	55	381
Non-cash operating lease costs	2,598	3,155
Other, net	2,106	872
Changes in operating assets and liabilities:
Accounts receivable	80,028	45,746
Prepaid expenses and other current assets	(19,099)	(6,981)
Other long-term assets	(754)	(267)
Accounts payable	(1,939)	(246)
Other accrued liabilities	(89)	1,581
Accrued compensation and related benefits	(22,896)	(20,552)
Deferred commissions	(19,627)	(18,701)
Deferred revenue	(26,898)	(4,452)
Other long-term liabilities	(10)	210
Operating lease liabilities	(3,704)	(3,895)
Net cash provided by operating activities	50,078	34,571
Cash flows from investing activities
Purchases of short-term investments	(112,913)	(62,010)
Maturities of short-term investments	125,647	96,885
Purchases of property and equipment	(613)	(853)
Proceeds from sale of property and equipment	7	16
Capitalized internal-use software development costs	(3,751)	(2,397)
Net cash provided by investing activities	8,377	31,641
Cash flows from financing activities
Proceeds from exercise of stock options	693	532
Taxes paid related to net share settlement of restricted stock units	(13,055)	(621)
Proceeds from contributions to Employee Stock Purchase Plan	5,494	5,783
Principal payments of finance leases	(34)	—
Net cash provided by (used in) financing activities	(6,902)	5,694
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(196)	(108)

Net increase in cash, cash equivalents, and restricted cash	51,357	71,798
Cash, cash equivalents, and restricted cash at beginning of period	282,442	223,757
Cash, cash equivalents, and restricted cash at end of period	$333,799	$295,555

Supplemental disclosures
Cash paid for interest	$11	$—
Cash paid for income tax	984	69
Accrued purchases of property and equipment, including internal-use software	825	503
Share-based compensation expense capitalized in internal-use software development costs	1,212	803
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated balance sheet as of January 31, 2024 was derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 20, 2024.
The condensed consolidated financial statements include the results of Smartsheet Inc. and its wholly owned subsidiaries, including those located in the United States, the United Kingdom, Germany, Australia, Japan, and Costa Rica. All intercompany balances and transactions have been eliminated upon consolidation.
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of results to be expected for the full year ending January 31, 2025, or for any other interim period, or for any future year.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. The Company continuously evaluates its estimates, which are based on historical experience and other current assumptions that its management believes are reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates and judgments involve the measurement of fair values of share-based compensation awards; determination of the amortization period for capitalized sales commission costs; and revenue recognition with respect to the allocation of transaction consideration for the Company’s offerings, among others.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
For a summary of the Company’s significant accounting policies refer to Note 2, Summary of Significant Accounting Policies, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
No individual customer represented more than 10% of accounts receivable as of April 30, 2024 or January 31, 2024. No individual customer represented more than 10% of revenue for the three months ended April 30, 2024 or 2023.
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended April 30, 2024 that have had a material impact on our condensed consolidated financial statements.
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
3. Revenue from Contracts with Customers
During the three months ended April 30, 2024 and 2023, the Company recognized $222.2 million and $178.4 million of subscription revenue, respectively, and $5.4 million and $5.7 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
As of April 30, 2024, approximately $749.6 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $741.2 million related to subscriptions and $8.4 million related to professional services. Approximately 82% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Deferred Commissions
Deferred commissions were $152.8 million as of April 30, 2024 and $148.9 million as of January 31, 2024.
Amortization expense for deferred commissions was $15.7 million and $11.4 million for the three months ended April 30, 2024 and 2023, respectively. Deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.
5. Net Loss Per Share
The following table presents calculations for basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss	$(8,858)	$(29,870)
Denominator:
Weighted-average shares outstanding	137,428	132,542
Net loss per share, basic and diluted	$(0.06)	$(0.23)
The following outstanding shares of common stock equivalents as of the periods presented were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	April 30,
	2024	2023
Shares subject to outstanding common stock awards	11,774	13,902
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	370	378
Total potentially dilutive shares	12,144	14,280

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of April 30, 2024. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	April 30, 2024
	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$108,411	$—	$—	$108,411
Total cash equivalents	108,411	—	—	108,411
Short-term investments:
Corporate bonds	135,560	12	(286)	135,286
U.S. Treasury securities	167,754	3	(432)	167,325
Commercial paper	20,006	—	—	20,006
Agency securities	13,401	—	(3)	13,398
Total short-term investments	336,721	15	(721)	336,015
Total	$445,132	$15	$(721)	$444,426
(1) Excludes interest receivable of $2.1 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

	January 31, 2024
	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$79,082	$—	$—	$79,082
Commercial paper	4,497	—	—	4,497
Total cash equivalents	83,579	—	—	83,579
Short-term investments:
Corporate bonds	99,547	158	(9)	99,696
U.S. Treasury securities	169,825	123	—	169,948
Commercial paper	57,755	—	—	57,755
Agency securities	19,282	21	(1)	19,302
Total short-term investments	346,409	302	(10)	346,701
Total	$429,988	$302	$(10)	$430,280
(1) Excludes interest receivable of $1.5 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three months ended April 30, 2024 or 2023. The unrealized gains and losses on our short-term investments were primarily due to changes in interest rates subsequent to the initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three months ended April 30, 2024 or 2023. None of the short-term investments held as of April 30, 2024 or January 31, 2024 were in a continuous unrealized loss position for greater than 12 months.
The following table presents the contractual maturities of the Company’s short-term investments (in thousands):

	April 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$255,588	$255,285
Due between one to five years	81,133	80,730
Total	$336,721	$336,015
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

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$108,411	$—	$—	$108,411
Total cash equivalents	108,411	—	—	108,411
Short-term investments:
Corporate bonds	—	135,286	—	135,286
U.S. Treasury securities	—	167,325	—	167,325
Commercial paper	—	20,006	—	20,006
Agency securities	—	13,398	—	13,398
Total short-term investments	—	336,015	—	336,015
Total assets	$108,411	$336,015	$—	$444,426

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three months ended April 30, 2024 or 2023.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. We have subleases for some of our operating lease right-of-use (“ROU”) assets. When applicable, the fair values of operating lease ROU assets and associated property and equipment are estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows are discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the three months ended April 30, 2024.
The following table presents the components of net intangible assets (in thousands):

	April 30, 2024			January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$28,491	$(21,655)	$6,836	$28,491	$(20,231)	$8,260
Customer relationships	34,072	(18,112)	15,960	34,072	(16,941)	17,131
Trade names	4,100	(1,712)	2,388	4,100	(1,601)	2,499
Patents	170	(147)	23	170	(144)	26
Domain names	44	—	44	44	—	44
Total	$66,877	$(41,626)	$25,251	$66,877	$(38,917)	$27,960
The following table presents the components of acquired intangible assets (dollars in thousands):

	April 30, 2024		January 31, 2024
	Net Carrying Amount	Weighted- Average Life (Years)	Net Carrying Amount	Weighted- Average Life (Years)
Software technology	$6,836	2.0	$8,260	2.1
Customer relationships	15,960	3.5	17,131	3.7
Trade names	2,388	5.4	2,499	5.6
Total	$25,184	3.2	$27,890	3.4
Amortization expense related to intangible assets was $2.7 million in each of the three months ended April 30, 2024 and 2023. As of April 30, 2024, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2025	$6,925
Fiscal 2026	7,916
Fiscal 2027	5,750
Fiscal 2028	3,454
Fiscal 2029	721
Thereafter	441
Total	$25,207
9. Shareholders’ Equity
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
The Company has also issued restricted stock units (“RSUs”) to employees and non-employee directors pursuant to the 2015 Plan and the 2018 Plan. Employee RSUs are measured based on the grant-date fair value of the awards and generally vest, based on continuous employment, over three or four years.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has also issued market-based performance share units (“PSUs”) to certain executives pursuant to the 2018 Plan. The number of shares that can be earned range from 0% to 200% of the target number of shares, based on the relative growth of the Company’s total shareholder return as compared to the total shareholder return of the Standard & Poor’s (“S&P”) Software and Services Select Index. PSUs vest over a three-year period, subject to continuous service with the Company. Compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach and recorded over the vesting period under the graded-vesting attribution method.
The target number of PSUs granted was 195,948 shares during the year ended January 31, 2024 and 194,624 shares during the three months ended April 30, 2024. These PSUs are measured over a two-year performance period ending in the fourth quarter of fiscal year 2026. PSU’s granted during the year ended January 31, 2023 have two separate performance periods. The first tranche of awards, which had a one-year performance period, vested during the year ended January 31, 2024. The second tranche of awards is measured over a two-year performance period starting on the date of grant and ending in the fourth quarter of fiscal year 2025.
Stock options
The following table includes a summary of the option activity during the three months ended April 30, 2024:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 31, 2024	3,517,075	$24.77
Granted	—	—
Exercised	(67,105)	10.30
Forfeited or canceled	(37,893)	57.19
Outstanding at April 30, 2024	3,412,077	24.69
Exercisable at April 30, 2024	3,092,340	21.49
Restricted stock units
The following table includes a summary of the RSU activity during the three months ended April 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	8,798,624	$45.41
Granted	532,653	41.07
Vested	(1,011,111)	46.17
Forfeited or canceled	(456,826)	45.03
Outstanding at April 30, 2024	7,863,340	45.04
Performance share units
The following table includes a summary of the PSU activity during the three months ended April 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	321,463	$50.54
Granted	194,624	34.27
Vested	—	—
Forfeited or canceled	(17,963)	50.39
Outstanding at April 30, 2024	498,124	44.19

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2018 Employee Stock Purchase Plan
The Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”) on April 26, 2018, with the effective date of our Initial Public Offering. Under the ESPP, eligible employees are able to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1), with a purchase date following the end of the period, unless otherwise determined by our board of directors or our compensation committee. Employees may purchase shares at 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
Shares available for issuance
The following table includes a summary of the activity of shares available for issuance under the 2018 Plan and the ESPP during the three months ended April 30, 2024:

	2018 Plan	ESPP
Balance at January 31, 2024	18,985,254	5,572,546
Authorized	6,844,200	1,368,840
Granted	(727,277)	—
Forfeited or canceled	512,682	—
Balance at April 30, 2024	25,614,859	6,941,386
The aggregate number of shares reserved for issuance under the ESPP will increase automatically on February 1 of each of the first 10 calendar years after the first offering date. The increase of shares is equal to 1% of the total outstanding shares of the Company’s Class A and Class B common stock as of the immediately preceding January 31 (rounded to the nearest whole share), or such lesser number of shares as may be determined by our board of directors. The aggregate number of shares issued under the ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 20,400,000 shares of the Company’s common stock.
As of April 30, 2024, $8.1 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Cost of subscription revenue	$3,052	$3,459
Cost of professional services revenue	1,738	1,910
Research and development	18,056	17,432
Sales and marketing	16,595	19,054
General and administrative	10,479	9,924
Total share-based compensation expense	$49,920	$51,779
The Company has excluded $1.2 million and $0.9 million of capitalized software development costs from share-based compensation expense for the three months ended April 30, 2024 and 2023, respectively.
As of April 30, 2024, there was a total of $338.0 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2.0 years.
Share Repurchase Program
In April 2024, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding Class A common stock. All repurchases under the program will be made through open market, block trades, and/or privately negotiated trades pursuant to 10b5-1 plans, in compliance with applicable securities laws and other requirements. The program has no minimum purchase commitment and it is authorized to extend over a period of up to 12 months. The timing, manner, price, and amount of the repurchase will be subject to the discretion of the Company’s management. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and it may be suspended or discontinued at any time. When shares are repurchased, they will be immediately retired by the Company. We did not make any repurchases under the Share Repurchase Program during the three months ended April 30, 2024.
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
The Company recorded a provision for income taxes of $5.2 million and $2.4 million for the three months ended April 30, 2024 and 2023, respectively. The provision is primarily attributable to BEAT, income taxes in foreign jurisdictions, and state income taxes.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Leases
The Company has operating leases primarily related to corporate offices and finance leases related to computer equipment. Our finance lease ROU assets are included in property and equipment, net in the condensed consolidated balance sheets. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years.
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Operating lease cost	$3,307	$3,981
Finance lease cost:
Amortization of assets	55	—
Interest on lease liabilities	16	—
Short-term lease cost	114	180
Variable lease cost	711	851
Sublease income	(627)	(547)
Total lease costs	$3,576	$4,465
Other information related to leases was as follows (dollars in thousands):

	Three Months Ended April 30,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,411	$4,720
Operating cash flows from finance leases	16	—
Financing cash flows from finance leases	34	—
Weighted-average remaining lease term (in years)
Operating leases	3.7	4.3
Finance leases	2.4	0.0
Weighted-average discount rate
Operating leases	5.5%	5.2%
Finance leases	9.9%	—%
As of April 30, 2024, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of Fiscal 2025	$12,108	$203
Fiscal 2026	14,707	270
Fiscal 2027	10,759	226
Fiscal 2028	6,328	—
Fiscal 2029	5,292	—
Thereafter	1,357	—
Total lease payments	50,551	699
Less: imputed interest	(5,148)	(62)
Total	$45,403	$637

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of April 30, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2025	$2,058
Fiscal 2026	2,154
Fiscal 2027	700
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Total	$4,912
12. Commitments and Contingencies
Legal matters
From time to time, in the normal course of business, the Company may be subject to various other legal matters such as threatened or pending claims or proceedings. Although management currently believes that resolution of such matters, individually and in the aggregate, will not have a material impact on our financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties, and management’s view of these matters may change in the future.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended April 30,
	2024	2023
United States	$222,827	$185,595
EMEA	21,206	17,724
APJ	9,004	8,207
Americas other than the United States	9,947	8,360
Total	$262,984	$219,886
No individual country other than the United States contributed more than 10% of total revenue during the three months ended April 30, 2024 or 2023.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	April 30, 2024	January 31, 2024
United States	$42,579	$45,743
EMEA	2,197	2,266
APJ	3,577	3,793
Americas other than the United States	536	573
Total	$48,889	$52,375
The table above includes property and equipment, net and operating lease ROU assets and excludes capitalized internal-use software costs and intangible assets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Supplemental Condensed Consolidated Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Prepaid expenses	78,701	$57,685
Other current assets	4,722	6,681
Total prepaid expenses and other current assets	$83,423	$64,366
Restricted cash
Restricted cash was $0.3 million as of April 30, 2024 and January 31, 2024, primarily related to Australian employee contributions to the ESPP.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	April 30,
	2024	2023
Cash and cash equivalents	$333,502	$294,946
Restricted cash included in prepaid expenses and other current assets	279	420
Restricted cash	18	189
Total cash, cash equivalents, and restricted cash	$333,799	$295,555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2024. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words including, but not limited to, “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q. Our fiscal year ends January 31.
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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the features provided. Customers can also purchase capabilities a la carte or in a bundle through our Smartsheet Advance package options for Enterprise subscriptions, which provide capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Control Center, Dynamic View, Data Shuttle, Connectors, Bridge, and Data Table. Customers with additional security and governance needs can purchase Smartsheet Safeguard, which provides capabilities to support oversight, security, and ongoing policy management. Safeguard is available as an add-on to Enterprise plans and as a part of Smartsheet Advance Platinum level. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project. Smartsheet also offers a free subscription plan for new customers looking to get started with task and project management.
Macroeconomic Conditions and Other Factors
Our results of operations may be significantly influenced by general macroeconomic conditions, including, but not limited to, the impact of interest rate fluctuations, inflation, geopolitical conflicts, instability in the global banking sector, and foreign currency exchange rate fluctuations. Inflationary factors, such as increases in our operating expenses, may adversely affect our results of operations, as our customers primarily purchase products and services from us on a subscription basis over a period of time. We monitor the direct and indirect impacts of these circumstances on our business and financial results. The implications of these macroeconomic events on our business, results of operations and overall financial outlook remain uncertain over the long term and may have an adverse impact in future periods. Refer to Part II, Item 1A, “Risk Factors” for further discussion of the potential impact of these general macroeconomic factors and other risks on our business.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
The following table summarizes our key business metrics:

	April 30,
	2024	2023
Annualized recurring revenue ("ARR") (in millions)	$1,056	$886
Average ARR per domain-based customer	$9,906	$8,520
Dollar-based net retention rate for all customers (trailing 12 months)	114%	123%
Customers with ARR of $100 thousand or more	1,970	1,569
Customers with ARR of $50 thousand or more	4,028	3,343
Customers with ARR of $5 thousand or more	19,977	18,483
Annualized recurring revenue
We define annualized recurring revenue, or ARR, as the annualized recurring value of all active subscription contracts at the end of a reporting period. We exclude the value of non-recurring revenue streams, such as our professional services revenue, that are recognized at a point in time. We use ARR as one of our operating measures to assess the strength of the Company’s subscription services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by 12. Annualizing contracts with terms less than one year results in amounts being included in our ARR calculation that are in excess of the total contract value for those contracts at the end of the reporting period. The value of subscription contracts that are sold through third-party resellers, wherein we do not have visibility into the pricing provided, is based on the list price.
As of April 30, 2024, we had customers with ARR ranging from less than $200 to over $10.0 million.
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our platform and providing support, including employee-related costs, third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, and payment processing fees.
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
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs, brand awareness and demand generation costs, costs related to Engage, our customer conference, allocated overhead, costs of outside services used to supplement our internal staff, travel-related costs, software-related costs, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years.

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
Operating margin
We expect our operating expenses to increase in absolute dollars as our business grows and to decrease over the long-term as a percentage of total revenue due to economies of scale.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Revenue
Subscription	$249,095	$206,001
Professional services	13,889	13,885
Total revenue	262,984	219,886
Cost of revenue
Subscription(1)	35,772	33,167
Professional services(1)	12,550	12,714
Total cost of revenue	48,322	45,881
Gross profit	214,662	174,005
Operating expenses
Research and development(1)	62,437	56,190
Sales and marketing(1)	125,239	114,952
General and administrative(1)	38,115	34,978
Total operating expenses	225,791	206,120
Loss from operations	(11,129)	(32,115)
Interest income	7,826	5,217
Other income (expense), net	(377)	(536)
Loss before income tax provision	(3,680)	(27,434)
Income tax provision	5,178	2,436
Net loss	$(8,858)	$(29,870)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Cost of subscription revenue	$3,052	$3,459
Cost of professional services revenue	1,738	1,910
Research and development	18,056	17,432
Sales and marketing	16,595	19,054
General and administrative	10,479	9,924
Total share-based compensation expense	$49,920	$51,779

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended April 30,
	2024	2023
Revenue
Subscription	95%	94%
Professional services	5	6
Total revenue	100	100
Cost of revenue
Subscription	14	15
Professional services	5	6
Total cost of revenue	18	21
Gross profit	82	79
Operating expenses
Research and development	24	26
Sales and marketing	48	52
General and administrative	14	16
Total operating expenses	86	94
Loss from operations	(4)	(15)
Interest income	3	2
Other income (expense), net	—	—
Loss before income tax provision	(1)	(12)
Income tax provision	2	1
Net loss	(3)%	(14)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three months ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$249,095	$206,001	$43,094	21%
Professional services	13,889	13,885	4	—%
Total revenue	$262,984	$219,886	$43,098	20%
Percentage of total revenue
Subscription revenue	95%	94%
Professional services revenue	5%	6%
Subscription revenue increased $43.1 million, or 21%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. Sales of user-based subscription plans and capabilities-based products contributed $24.8 million and $18.3 million, respectively, to the increase in revenue between periods.
Professional services revenue was consistent for the three months ended April 30, 2024 compared to the three months ended April 30, 2023.

Cost of revenue, gross profit, and gross margin

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$35,772	$33,167	$2,605	8%
Professional services	12,550	12,714	(164)	(1)%
Total cost of revenue	$48,322	$45,881	$2,441	5%
Gross profit	$214,662	$174,005	$40,657	23%
Gross margin
Subscription	86%	84%
Professional services	10%	8%
Total gross margin	82%	79%
Cost of subscription revenue increased $2.6 million, or 8%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily due to increases of $2.1 million in hosting fees and $0.3 million in amortization of capitalized software.
Our gross margin for subscription revenue was 86% and 84% for the three months ended April 30, 2024 and 2023, respectively. The increase in gross margin was primarily driven by a decrease in employee-related expenses as a percentage of revenue.
Cost of professional services decreased $0.2 million, or 1%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The decrease was primarily due to a decrease of $0.4 million in employee-related expenses, offset by increases of $0.1 million in costs of outside services used to supplement internal staff, and $0.1 million in travel-related expenses.
Our gross margin for professional services revenue was 10% and 8% for the three months ended April 30, 2024 and 2023, respectively. The increase in gross margin for professional services was primarily driven by a decrease in employee-related expenses.
Research and development expenses

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$62,437	$56,190	$6,247	11%
Percentage of total revenue	24%	26%
Research and development expenses increased $6.2 million, or 11%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily driven by increases of $5.0 million in employee-related expenses due to increased headcount, of which $0.5 million was related to share-based compensation expense, and $1.1 million in software-related costs.

Sales and marketing expenses

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$125,239	$114,952	$10,287	9%
Percentage of total revenue	48%	52%
Sales and marketing expenses increased $10.3 million, or 9%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily driven by increases of $7.6 million in employee-related expenses due to increased headcount and labor costs, including a $2.5 million decrease in share-based compensation expense, $1.0 million in brand awareness and demand generation costs, $0.8 million in costs related to Engage, $0.6 million in costs of outside services used to supplement our internal staff, $0.5 million in travel-related costs, and $0.4 million in software-related costs. This was partially offset by a decrease of $0.6 million in allocated overhead costs.
General and administrative expenses

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$38,115	$34,978	$3,137	9%
Percentage of total revenue	14%	16%
General and administrative expenses increased $3.1 million, or 9%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily driven by increases of $1.4 million in employee-related expenses due to increased headcount, of which $0.4 million related to share-based compensation expense, $1.2 million related to bad debt expense, $0.5 million in taxes, licensure, and insurance expenses, $0.4 million in costs of outside services to supplement our internal staff, and $0.2 million in travel-related expenses. This change was partially offset by decreases of $0.3 million in software-related costs and $0.2 million in allocated overhead.
Interest income

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Interest income	$7,826	$5,217	$2,609	50%
Interest income increased $2.6 million, or 50%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This was primarily driven by an increase in interest income related to our short-term investments portfolio.
Other income (expense), net

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Other income (expense), net	$(377)	$(536)	$159	(30)%
For the three months ended April 30, 2024 compared to the three months ended April 30, 2023, the change in other income (expense) was primarily driven by a $0.2 million decrease in interest expense.

Income tax provision

	Three Months Ended April 30,		Change
	2024	2023	Amount	%

	(dollars in thousands)
Income tax provision	$5,178	$2,436	$2,742	113%
Effective tax rate	(140.71)%	(8.88)%
The income tax provision increased $2.7 million, or 113%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The change in the provision was primarily due to U.S. BEAT and an increase in state income taxes.
Liquidity and Capital Resources
As of April 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $333.5 million and short-term investments totaling $336.0 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our ESPP, and interest income from our short-term investments portfolio.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of April 30, 2024, we had deferred revenue of $543.8 million, of which $541.7 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Material cash requirements from known contractual obligations
Leases
We have non-cancelable operating and finance leases that expire at various dates through 2029. As of April 30, 2024, we had fixed minimum lease payments of $51.3 million, of which $16.5 million is due in the next 12 months. Refer to Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating and finance leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of April 30, 2024, we had material contractual obligations of $83.2 million, of which $75.8 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting and data service providers. See Note 14, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting and data service providers.

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
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended April 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$50,078	$34,571
Net cash provided by investing activities	8,377	31,641
Net cash provided by (used in) financing activities	(6,902)	5,694
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(196)	(108)
Change in cash, cash equivalents, and restricted cash	$51,357	$71,798
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are employee-related expenditures, costs related to brand awareness and demand generation, and costs related to hosting our platform.
Net cash provided by operating activities for the three months ended April 30, 2024 was $50.1 million compared to $34.6 million for the three months ended April 30, 2023. The increase of $15.5 million was primarily driven by an increase in cash received from customers, partially offset by an increase in cash paid to vendors and for employee-related expenses.
Investing activities
Net cash provided by investing activities during the three months ended April 30, 2024 was $8.4 million compared to $31.6 million for the three months ended April 30, 2023. The decrease of $23.3 million was primarily driven by the net change in short-term investment activity.
Financing activities
Net cash used in financing activities during the three months ended April 30, 2024 was $6.9 million compared to net cash provided by financing activities of $5.7 million for the three months ended April 30, 2023. The decrease of $12.6 million was primarily driven by an increase in payment of employee withholding tax liabilities related to the net settlement of restricted stock units.

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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained within our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies during the three months ended April 30, 2024 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash and cash equivalents and short-term investments totaling $669.5 million as of April 30, 2024, of which $446.5 million was invested in money market funds, U.S. Treasury securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of April 30, 2024, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Foreign Currency Exchange Risk
Due to our international operations, although our sales contracts are primarily denominated in U.S. dollars, we have foreign currency risks related to revenue denominated in other currencies, such as the Australian dollar, British pound sterling, Canadian dollar, and European Union euro, as well as expenses denominated in the Australian dollar, British pound sterling, Costa Rican Colón, and European Union euro. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries. Changes in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of April 30, 2024.
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
Further, our ability to monitor the data security of our vendors is limited, and Cybersecurity Threats initiated by third parties may successfully circumvent our vendors’ security measures, resulting in the unauthorized access to, or misuse, disclosure, loss, or destruction of our and our customers’ data. Additionally, certain features of our products and services have been, and may in the future be, used by third-party attackers to pursue Cybersecurity Threats against others in violation of our terms of service, including by leveraging the email functionality within our platform for phishing campaigns. Any actual or perceived failure by us or our vendors to prevent or defend against Cybersecurity Threats, actual or perceived vulnerabilities in our products or services, misuse of our products or services in furtherance of Cybersecurity Threats against others, or unauthorized access to corporate assets may lead to claims against us and may result in significant data loss, significant costs and liabilities, and could reduce our revenue, harm our reputation, and compromise our competitive position.

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
Many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents based on specific criteria. Certain of these notice or disclosure obligations are contingent upon the findings of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents makes it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our evaluations. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; cause existing customers to not renew their subscriptions; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
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
The integration of these AI models within our products and services means that the performance of our products and services is, in part, reliant on third-party developers of the underlying AI models. Developing, testing and deploying such AI models may also increase the costs associated with our products and services due to the nature of the pricing arrangements with the AI model providers, costs which we may not be able to pass through to our customers and which could adversely impact our business. Further, the probabilistic nature of AI technologies can result in unwanted or offensive outputs and may cause our products and services not to operate as expected. While we endeavor to provide AI tools in our platform in a manner that ensures security and fairness, we may need to disable user access to such AI tools in certain circumstances if we detect or suspect unwanted or offensive outputs, and although our terms of service permit these mitigation efforts, they may not be timely or adequate.
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

Risks Related to our Business, Industry, and Product
The market in which we participate is highly competitive, and if we do not compete effectively, our operating results could be harmed.
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
Under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have incurred losses in each period since we incorporated in 2005. We incurred net losses of $8.9 million and $29.9 million during the three months ended April 30, 2024 and April 30, 2023, respectively. As of April 30, 2024, we had an accumulated deficit of $871.7 million. These losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in absolute dollars in the future due to anticipated increases in sales and marketing expenses, research and development expenses, and general and administrative expenses, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth as indicative of our future performance. Our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; increased losses; increasing competition; the impact of macroeconomic conditions, including inflation, rising interest rates, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will achieve profitability in the foreseeable future, nor that, if we do become profitable, we will sustain profitability.
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
•changes in our pricing policies or offerings, or those of our competitors;
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
•the ongoing impact of, including any market volatility and economic disruption caused by, geopolitical instability;
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
Although we currently generate sufficient cash to fund our ongoing operations, we may be unable to maintain this in future periods. In the future, we may also require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances. Deterioration in worldwide credit markets, inflation, fluctuations in interest rates, and instability in the global banking sector could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing agreement could include restrictive covenants that limit our capital raising activities or other financial and operation matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, we may not be able to generate sufficient cash to service any debt financing, which may force us to sell assets or reduce or delay capital expenditures. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, then our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing on terms satisfactory to us when necessary, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
Risks Related to Our General Operations
We have experienced rapid growth and expect our growth to continue. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and operational controls, or adequately address competitive challenges.
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to April 30, 2024 we grew from 1,101 employees to 3,341 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will depend, in part, on our ability to effectively manage this growth and complexity.
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
Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, enabling, and retaining sufficient numbers of sales personnel to support our growth. New hires require significant enablement and may take considerable time before they achieve full productivity, particularly in new sales territories. We may be unable to hire sufficient numbers of qualified individuals in the markets where we do business or plan to do business, attrition rates may increase, and we may face enablement challenges with recent or future hires. Additionally, we believe that there is significant competition for sales personnel with the skills and technical knowledge that we require, and among other things this may require us to explore new markets to find talent or increase sales targets for existing sales personnel. If we are unable to hire, enable, and retain sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, then our business could be adversely affected.
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
We have supplemented our employee workforce with contractors, and our engagements with contractors could expose us to claims that we have misclassified these workers, which could subject us to liability. In addition, immigration laws may limit our ability to recruit individuals outside their countries of citizenship. Any changes to immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees.
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
Developing our products and services is expensive and the investment in technological development often involves a long return on investment cycle. We incurred research and development expenses of $62.4 million and $56.2 million during the three months ended April 30, 2024 and 2023, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through May 30, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
We cannot guarantee that our share repurchase program will be fully consummated or that such program will enhance the long-term value of our share price.
In April 2024, our Board approved a share repurchase program to repurchase up to $150 million of our Class A common stock, which can be extended, suspended, or discontinued at any time (the “Share Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. Although the Share Repurchase Program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock, and we may not ultimately purchase any shares. The Share Repurchase Program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which we repurchase our stock in a given period to exceed the stock’s price at a given point in time. There can be no assurance that the timeframe for repurchases under our Share Repurchase Program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.

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
Any of these provisions of our charter documents or Washington law could, under certain circumstances, depress the market price of our Class A common stock. See Exhibit 4.3 to this Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 20, 2024, titled “Description of Securities Under Section 12 of the Securities Exchange Act of 1934, as amended.”
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
Further, certain of our customer agreements contain service level commitments and/or support commitments. If we are unable to meet the stated commitments, including uptime requirements or target response times, we may be contractually obligated to provide these affected customers with credits or refunds which could significantly affect our revenue in the period in which the failure occurs or the period in which the credits are due. We could also face subscription terminations, which may significantly affect both our current and future revenue. We have issued credits and other recompense to customers in the past based on outages experienced by our platform. Future failures to meet our availability and support commitments could damage our reputation, which would also affect our revenue and operating results.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock.
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
Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recently adopted rules, which may require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing newly required disclosures. If we elect not to or are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Additionally, an increasing number of customers are requesting that we adopt ESG practices that align with their selected criteria, which may require us to allocate more resources to develop and support these practices. If we fail to satisfy their requests, then our business with these customers may be jeopardized or lost.
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
None.

Item 5. Other Information
(c) Rule 10b5-1 Plan Elections
During the fiscal quarter ended April 30, 2024, our Chief Executive Officer, Mark P. Mader, our Chief Operating Officer, Stephen Branstetter, and our Chief Legal Officer, Jolene Marshall each adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”).
The applicable Rule 10b5-1 trading arrangement included a representation from each of Mr. Mader, Mr. Branstetter, and Ms. Marshall to the broker administering the plan that they were not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan, as required under the Company’s insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 trading arrangement, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Mader, Mr. Branstetter, or Ms. Marshall were unaware, or with respect to any material nonpublic information acquired by Mr. Mader, Mr. Branstetter, Ms. Marshall or the Company after the date of the representation.

Name & Title	Date Adopted	Aggregate Number of Shares of Class A Common Stock to be Purchased or Sold Pursuant to Trading Arrangement(1)	Duration(2)	Date Terminated
Mark P. Mader - Chief Executive Officer	March 28, 2024	137,916	March 28, 2024 - November 3, 2025	N/A
Stephen Branstetter - Chief Operating Officer	March 28, 2024	15,903	March 28, 2024 - February 14, 2025	N/A
Jolene Marshall - Chief Legal Officer	April 4, 2024	37,404(3)	April 4, 2024 - March 28, 2025	N/A
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

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	8-K	001-38464	3.1	February 2, 2024
10.1	Independent Contractor Agreement by and between the Registrant and Michael Arntz, dated March 19, 2024	10-K	001-38464	10.16	March 20, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
						X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 6, 2024

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	June 6, 2024