Form 10-Q
period 2024-07-31
SMARTSHEET INC
filed 2024-09-06
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of August 30, 2024, there were 138,950,998 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended July 31, 2024

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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	$263,530	$221,522	$512,625	$427,523
Professional services	12,882	14,063	26,771	27,948
Total revenue	276,412	235,585	539,396	455,471
Cost of revenue
Subscription	37,999	33,584	73,771	66,751
Professional services	11,852	13,454	24,402	26,168
Total cost of revenue	49,851	47,038	98,173	92,919
Gross profit	226,561	188,547	441,223	362,552
Operating expenses
Research and development	63,600	58,358	126,037	114,548
Sales and marketing	130,222	129,813	255,461	244,765
General and administrative	41,219	36,523	79,334	71,501
Total operating expenses	235,041	224,694	460,832	430,814
Loss from operations	(8,480)	(36,147)	(19,609)	(68,262)
Interest income	8,836	5,847	16,662	11,064
Other income (expense), net	(263)	(55)	(640)	(591)
Income (loss) before income tax provision (benefit)	93	(30,355)	(3,587)	(57,789)
Income tax provision (benefit)	(7,765)	3,002	(2,587)	5,438
Net income (loss)	$7,858	$(33,357)	$(1,000)	$(63,227)
Net income (loss) per share, basic	$0.06	$(0.25)	$(0.01)	$(0.47)
Net income (loss) per share, diluted	$0.06	$(0.25)	$(0.01)	$(0.47)
Weighted-average shares outstanding used to compute net income (loss) per share, basic	138,408	133,829	137,923	133,196
Weighted-average shares outstanding used to compute net income (loss) per share, diluted	141,157	133,829	137,923	133,196
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income (loss)	$7,858	$(33,357)	$(1,000)	$(63,227)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	975	(209)	(23)	(20)
Foreign currency translation adjustments	9	136	21	(510)
Total other comprehensive income (loss)	984	(73)	(2)	(530)
Comprehensive income (loss)	$8,842	$(33,430)	$(1,002)	$(63,757)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$393,487	$282,094
Short-term investments	313,082	346,701
Accounts receivable, net of allowances of $4,151 and $6,560, respectively	193,076	238,708
Prepaid expenses and other current assets	63,990	64,366
Total current assets	963,635	931,869
Restricted cash	18	19
Deferred commissions	155,696	148,867
Property and equipment, net	41,153	42,362
Operating lease right-of-use assets	32,102	39,480
Intangible assets, net	22,943	27,960
Goodwill	141,477	141,477
Other long-term assets	5,817	5,445
Total assets	$1,362,841	$1,337,479
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,076	$2,937
Accrued compensation and related benefits	61,496	77,453
Other accrued liabilities	30,743	30,534
Operating lease liabilities, current	15,981	16,040
Finance lease liabilities, current	280	216
Deferred revenue	547,995	568,670
Total current liabilities	662,571	695,850
Operating lease liabilities, non-current	26,643	33,100
Finance lease liabilities, non-current	339	455
Deferred revenue, non-current	1,859	1,785
Other long-term liabilities	538	434
Total liabilities	691,950	731,624
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of July 31, 2024 and January 31, 2024	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 138,533,780 shares issued and outstanding as of July 31, 2024; 500,000,000 shares authorized, 136,884,011 shares issued and outstanding as of January 31, 2024	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued or outstanding as of July 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	1,575,180	1,468,805
Accumulated other comprehensive income (loss)	(148)	(146)
Accumulated deficit	(904,141)	(862,804)
Total shareholders’ equity	670,891	605,855
Total liabilities and shareholders’ equity	$1,362,841	$1,337,479
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended July 31, 2024
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of April 30, 2024	137,665,227	$—	$1,507,602	$(1,132)	$(871,662)	$634,808
Issuance of common stock under employee stock plans	1,786,403	—	20,464	—	—	20,464
Taxes paid related to net share settlement of equity awards	—	—	(870)	—	—	(870)
Share-based compensation expense	—	—	47,984	—	—	47,984
Other comprehensive income	—	—	—	984	—	984
Net income	—	—	—	—	7,858	7,858
Repurchases of Class A common stock and related costs	(917,850)	—	—	—	(40,337)	(40,337)
Balances as of July 31, 2024	138,533,780	$—	$1,575,180	$(148)	$(904,141)	$670,891

	Three Months Ended July 31, 2023
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of April 30, 2023	132,912,458	$—	$1,296,364	$(356)	$(788,043)	$507,965
Issuance of common stock under employee stock plans	1,587,434	—	11,642	—	—	11,642
Taxes paid related to net share settlement of equity awards	—	—	(529)	—	—	(529)
Share-based compensation expense	—	—	53,374	—	—	53,374
Other comprehensive loss	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(33,357)	(33,357)
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(429)	$(821,400)	$539,022

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Six Months Ended July 31, 2024
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	136,884,011	$—	$1,468,805	$(146)	$(862,804)	$605,855
Issuance of common stock under employee stock plans	2,567,619	—	21,156	—	—	21,156
Taxes paid related to net share settlement of equity awards	—	—	(13,925)	—	—	(13,925)
Share-based compensation expense	—	—	99,144	—	—	99,144
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(1,000)	(1,000)
Repurchases of Class A common stock and related costs	(917,850)	—	—	—	(40,337)	(40,337)
Balances as of July 31, 2024	138,533,780	$—	$1,575,180	$(148)	$(904,141)	$670,891

	Six Months Ended July 31, 2023
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	131,845,028	$—	$1,243,730	$101	$(758,173)	$485,658
Issuance of common stock under employee stock plans	2,654,864	—	12,231	—	—	12,231
Taxes paid related to net share settlement of equity awards	—	—	(1,150)	—	—	(1,150)
Share-based compensation expense	—	—	106,040	—	—	106,040
Other comprehensive loss	—	—	—	(530)	—	(530)
Net loss	—	—	—	—	(63,227)	(63,227)
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(429)	$(821,400)	$539,022

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,000)	$(63,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	97,289	103,802
Depreciation and amortization	13,625	13,191
Net amortization of premiums (discounts) on investments	(4,813)	(4,845)
Amortization of deferred commission costs	32,564	24,378
Unrealized foreign currency (gain) loss	(492)	483
Non-cash operating lease costs	5,087	6,322
Impairment of long-lived assets	3,237	—
Other, net	3,985	1,674
Changes in operating assets and liabilities:
Accounts receivable	41,942	40,433
Prepaid expenses and other current assets	254	49
Other long-term assets	(761)	(798)
Accounts payable	3,116	(602)
Other accrued liabilities	(3,291)	8,000
Accrued compensation and related benefits	(14,784)	(2,337)
Deferred commissions	(39,393)	(38,840)
Deferred revenue	(20,385)	3,183
Other long-term liabilities	104	216
Operating lease liabilities	(7,062)	(8,052)
Net cash provided by operating activities	109,222	83,030
Cash flows from investing activities
Purchases of short-term investments	(177,092)	(248,480)
Maturities of short-term investments	218,259	174,900
Purchases of property and equipment	(1,023)	(1,395)
Proceeds from sale of property and equipment	34	27
Capitalized internal-use software development costs	(5,317)	(4,815)
Net cash provided by (used in) investing activities	34,861	(79,763)
Cash flows from financing activities
Proceeds from exercise of stock options	9,930	1,070
Taxes paid related to net share settlement of restricted stock units	(13,925)	(1,150)
Proceeds from contributions to Employee Stock Purchase Plan	10,774	10,846
Principal payments of finance leases	(52)	—
Repurchases of Class A Common Stock and related costs	(39,588)	—
Net cash provided by (used in) financing activities	(32,861)	10,766
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(23)	6

Net increase in cash, cash equivalents, and restricted cash	111,199	14,039
Cash, cash equivalents, and restricted cash at beginning of period	282,442	223,757
Cash, cash equivalents, and restricted cash at end of period	$393,641	$237,796

Supplemental disclosures
Cash paid for interest	$15	$—
Cash paid for income tax	3,917	6,186
Accrued purchases of property and equipment, including internal-use software	819	1,255
Share-based compensation expense capitalized in internal-use software development costs	1,807	2,065
Right-of-use assets obtained in exchange for new operating lease liabilities	541	—
Right-of-use asset reductions related to operating leases	2,832	1,033
Repurchases of Class A Common Stock and related costs in accrued expenses	749	—
Short-term investment securities purchased but not settled	2,740	—
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results quickly, securely, and at scale through streamlined collaboration and effective workflow management. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management. The Company also offers professional services, which primarily consist of consulting and training services.
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of results to be expected for the full year ending January 31, 2025, or for any other interim period, or for any future year.
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
No individual customer represented more than 10% of accounts receivable as of July 31, 2024 or January 31, 2024. No individual customer represented more than 10% of revenue for the three and six months ended July 31, 2024 or 2023.
Share Repurchases
The Company elected to record the excess of the repurchase price over the par value of the repurchased shares of its Class A common stock to accumulated deficit, along with any associated transaction costs and excise taxes. The shares are immediately retired and returned to the status of authorized but unissued upon repurchase.
Net income (loss) per share
The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of the Company’s common stock shares outstanding during the respective period. For periods where we report net income, the Company will use the treasury stock method to calculate diluted net income per share by adjusting basic net income per share for the potential dilutive impacts of outstanding stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares issuable pursuant to our 2018 Employee Stock Purchase Plan (“ESPP”). For periods where we report a net loss, all potentially dilutive shares are antidilutive and therefore no adjustment to the denominator is made.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended July 31, 2024 that have had a material impact on our condensed consolidated financial statements.
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
3. Revenue from Contracts with Customers
During the three months ended July 31, 2024 and 2023, the Company recognized $230.6 million and $191.4 million of subscription revenue, respectively, and $5.3 million and $5.4 million of professional services revenue, respectively, which were included in the deferred revenue balance as of April 30, 2024 and 2023, respectively.
During the six months ended July 31, 2024 and 2023, the Company recognized $394.0 million and $315.5 million of subscription revenue, respectively, and $7.5 million and $7.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
As of July 31, 2024, approximately $765.1 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $757.3 million related to subscriptions and $7.9 million related to professional services. Approximately 82% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $155.7 million as of July 31, 2024 and $148.9 million as of January 31, 2024.
Amortization expense for deferred commissions was $16.9 million and $12.9 million for the three months ended July 31, 2024 and 2023, respectively, and $32.6 million and $24.4 million for the six months ended July 31, 2024 and 2023, respectively. Deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of the Company’s common stock shares outstanding during the respective period. Diluted net income (loss) per share is computed by adjusting basic net income per share for the potential dilutive impacts of outstanding stock options, RSUs, PSUs, and shares issuable pursuant to our ESPP. We determine the dilutive effect of outstanding common stock awards using the treasury stock method.
The following table presents calculations for basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income (loss); basic and diluted	$7,858	$(33,357)	$(1,000)	$(63,227)
Denominator:
Weighted-average shares outstanding; basic	138,408	133,829	137,923	133,196
Effect of dilutive securities:
Shares subject to outstanding common stock awards	2,749	—	—	—
Weighted-average shares outstanding; diluted	141,157	133,829	137,923	133,196
Net income (loss) per share:
Basic	$0.06	$(0.25)	$(0.01)	$(0.47)
Diluted	$0.06	$(0.25)	$(0.01)	$(0.47)

The following outstanding shares of common stock awards were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Shares subject to outstanding common stock awards	2,788	12,861	10,060	12,861
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	229	326	229	326
Total potentially dilutive shares	3,017	13,187	10,289	13,187

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
All cash equivalents and short-term investments were designated as available-for-sale securities as of July 31, 2024. The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and short-term investments (in thousands):

	July 31, 2024
	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$139,935	$—	$—	$139,935
Total cash equivalents	139,935	—	—	139,935
Short-term investments:
Corporate bonds	154,601	312	(59)	154,854
U.S. Treasury securities	138,934	114	(129)	138,919
Commercial paper	6,954	—	—	6,954
Agency securities	12,324	31	—	12,355
Total short-term investments	312,813	457	(188)	313,082
Total	$452,748	$457	$(188)	$453,017
(1) Excludes interest receivable of $3.6 million, which is included in Prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three and six months ended July 31, 2024 or 2023. The unrealized gains and losses on our short-term investments were primarily due to changes in interest rates subsequent to the initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three and six months ended July 31, 2024 or 2023. None of the short-term investments held as of July 31, 2024 or January 31, 2024 were in a continuous unrealized loss position for greater than 12 months.
The following table presents the contractual maturities of the Company’s short-term investments (in thousands):

	July 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$198,570	$198,517
Due between one to five years	114,243	114,565
Total	$312,813	$313,082
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

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$139,935	$—	$—	$139,935
Total cash equivalents	139,935	—	—	139,935
Short-term investments:
Corporate bonds	—	154,854	—	154,854
U.S. Treasury securities	—	138,919	—	138,919
Commercial paper	—	6,954	—	6,954
Agency securities	—	12,355	—	12,355
Total short-term investments	—	313,082	—	313,082
Total assets	$139,935	$313,082	$—	$453,017

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
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and six months ended July 31, 2024 or 2023.
Assets and liabilities measured at fair value on a non-recurring basis
See Note 8, Goodwill and Net Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.
The Company’s long-lived assets are measured at fair value on a non-recurring basis and are reduced if the assets are determined to be impaired. The fair value of the operating lease right-of-use (“ROU”) assets and associated property and equipment was estimated as of the sublease execution date using an income approach by converting future sublease cash inflows and outflows to a single present value. Estimated cash flows were discounted at a rate commensurate with the inherent risks associated with the asset group to arrive at an estimate of fair value. See Note 11, Leases, of these notes to our condensed consolidated financial statements for further details on the impairment charges we recorded. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the six months ended July 31, 2024.
The following table presents the components of net intangible assets (in thousands):

	July 31, 2024			January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$28,491	$(22,679)	$5,812	$28,491	$(20,231)	$8,260
Customer relationships	34,072	(19,283)	14,789	34,072	(16,941)	17,131
Trade names	4,100	(1,823)	2,277	4,100	(1,601)	2,499
Patents	170	(149)	21	170	(144)	26
Domain names	44	—	44	44	—	44
Total	$66,877	$(43,934)	$22,943	$66,877	$(38,917)	$27,960
The following table presents the components of acquired intangible assets (dollars in thousands):

	July 31, 2024		January 31, 2024
	Net Carrying Amount	Weighted- Average Life (Years)	Net Carrying Amount	Weighted- Average Life (Years)
Software technology	$5,812	1.7	$8,260	2.1
Customer relationships	14,789	3.2	17,131	3.7
Trade names	2,277	5.1	2,499	5.6
Total	$22,878	3.0	$27,890	3.4
Amortization expense related to intangible assets was $2.3 million and $2.7 million for the three months ended July 31, 2024 and 2023, respectively, and $5.0 million and $5.4 million for the six months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2025	$4,617
Fiscal 2026	7,916
Fiscal 2027	5,750
Fiscal 2028	3,454
Fiscal 2029	721
Thereafter	441
Total	$22,899
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company has also issued market-based PSUs to certain executives pursuant to the 2018 Plan. The number of shares that can be earned range from 0% to 200% of the target number of shares, based on the relative growth of the Company’s total shareholder return as compared to the total shareholder return of the Standard & Poor’s (“S&P”) Software and Services Select Index. PSUs vest over a three-year period, subject to continuous service with the Company. Share-based compensation expense for PSUs with market conditions is measured using a Monte Carlo simulation approach and recorded over the vesting period under the graded-vesting attribution method.
The target number of PSUs granted was 195,948 shares during the year ended January 31, 2024 and 194,624 shares during the three and six months ended July 31, 2024. These PSUs are measured over a two-year performance period ending in the fourth quarter of fiscal year 2026. PSU’s granted during the year ended January 31, 2023 have two separate performance periods. The first tranche of awards, which had a one-year performance period, vested during the year ended January 31, 2024. The second tranche of awards is measured over a two-year performance period starting on the date of grant and ending in the fourth quarter of fiscal year 2025.
Stock options
The following table includes a summary of the option activity during the six months ended July 31, 2024:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 31, 2024	3,517,075	$24.77
Granted	—	—
Exercised	(589,569)	16.93
Forfeited or canceled	(110,601)	60.09
Outstanding at July 31, 2024	2,816,905	25.02
Exercisable at July 31, 2024	2,581,674	22.22
Restricted stock units
The following table includes a summary of the RSU activity during the six months ended July 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	8,798,624	$45.41
Granted	848,024	40.96
Vested	(1,998,075)	46.42
Forfeited or canceled	(875,405)	44.66
Outstanding at July 31, 2024	6,773,168	44.65
Performance share units
The following table includes a summary of the PSU activity during the six months ended July 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	321,463	$50.54
Granted	194,624	34.27
Vested	—	—
Forfeited or canceled	(45,980)	50.46
Outstanding at July 31, 2024	470,107	43.81

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2018 Employee Stock Purchase Plan
The Company adopted the ESPP on April 26, 2018, with the effective date of our Initial Public Offering. Under the ESPP, eligible employees are able to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Purchases are accomplished through participation in discrete offering periods. Each offering period is six months (commencing each January 1 and July 1), with a purchase date following the end of the period, unless otherwise determined by our board of directors or our compensation committee. Employees may purchase shares at 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the purchase period in the applicable offering period.
Shares available for issuance
The following table includes a summary of the activity of shares available for issuance under the 2018 Plan and the ESPP during the six months ended July 31, 2024:

	2018 Plan	ESPP
Balance at January 31, 2024	18,985,254	5,572,546
Authorized	6,844,200	1,368,840
Granted	(1,042,648)	(298,236)
Forfeited or canceled	1,031,986	—
Balance at July 31, 2024	25,818,792	6,643,150
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
As of July 31, 2024, $2.2 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of subscription revenue	$3,020	$3,357	$6,072	$6,816
Cost of professional services revenue	1,511	1,915	3,249	3,825
Research and development	18,217	17,611	36,273	35,043
Sales and marketing	14,424	18,989	31,019	38,043
General and administrative	10,197	10,151	20,676	20,075
Total share-based compensation expense	$47,369	$52,023	$97,289	$103,802
The Company has excluded $0.6 million and $1.4 million of capitalized software development costs from share-based compensation expense for the three months ended July 31, 2024 and 2023, respectively, and $1.9 million and $2.2 million of capitalized software development costs from share-based compensation expense for the six months ended July 31, 2024 and 2023, respectively.
As of July 31, 2024, there was a total of $283.4 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.8 years.
Share Repurchase Program
In April 2024, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding Class A common stock. During the three and six months ended July 31, 2024, we repurchased and retired 0.9 million shares of our Class A common stock at an average price of $43.95 per share, for an aggregate repurchase amount of $40.3 million.
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
The Company recorded a provision (benefit) for income taxes of $(7.8) million and $3.0 million for the three months ended July 31, 2024 and 2023, respectively, and $(2.6) million and $5.4 million for the six months ended July 31, 2024 and 2023, respectively. The benefit for each of the periods ended July 31, 2024 primarily relates to pre-tax losses recognized year to date relative to the forecasted results for the full fiscal year 2025. The provision for each of the periods ended July 31, 2023 is primarily attributable to BEAT, income taxes in foreign jurisdictions, and state income taxes.
The Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 174 to require that specific research and experimental expenditures be capitalized and amortized over five years for U.S. activities and fifteen years for foreign activities beginning in fiscal year 2023. As a result, the Company has been utilizing some of its federal and state tax attributes and incurring cash taxes due to this provision.

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
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Operating lease cost	$3,212	$3,948	$6,519	$7,929
Finance lease cost:
Amortization of assets	54	—	109	—
Interest on lease liabilities	14	—	30	—
Short-term lease cost	181	141	295	321
Variable lease cost	663	822	1,374	1,673
Sublease income	(912)	(547)	(1,539)	(1,094)
Total lease costs	$3,212	$4,364	$6,788	$8,829
Other information related to leases was as follows (dollars in thousands):

	Six Months Ended July 31,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,431	$9,667
Operating cash flows from finance leases	30	—
Financing cash flows from finance leases	52	—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	541	—
Right-of-use asset reductions related to operating leases	2,832	1,033
Weighted-average remaining lease term (in years)
Operating leases	3.5	4.2
Finance leases	2.2	0.0
Weighted-average discount rate
Operating leases	5.5%	5.4%
Finance leases	9.9%	—%

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of July 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of Fiscal 2025	$8,178	$135
Fiscal 2026	14,908	270
Fiscal 2027	10,963	226
Fiscal 2028	6,493	—
Fiscal 2029	5,301	—
Thereafter	1,357	—
Total lease payments	47,200	631
Less: imputed interest	(4,576)	(12)
Total	$42,624	$619
As of July 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2025	$1,971
Fiscal 2026	3,428
Fiscal 2027	1,559
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Total	$6,958
The Company has vacated certain of its previous corporate offices and entered into sublease agreements for certain fully furnished floors. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows to the carrying value and determined that the respective asset groups were not recoverable. We then calculated the fair value based on the present value of the estimated cash flows from each sublease for the remaining lease term and compared it to the carrying value, which resulted in a $3.2 million impairment charge for the three and six months ended July 31, 2024. The impairment charge was included in general and administrative expenses in the condensed consolidated statements of operations.
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
(unaudited)
13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
United States	$234,347	$199,222	$457,174	$384,817
EMEA	22,097	18,758	43,303	36,482
APJ	9,530	8,666	18,534	16,873
Americas other than the United States	10,438	8,939	20,385	17,299
Total	$276,412	$235,585	$539,396	$455,471
No individual country other than the United States contributed more than 10% of total revenue during the three and six months ended July 31, 2024 or 2023.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	July 31, 2024	January 31, 2024
United States	$36,143	$45,743
EMEA	2,140	2,266
APJ	3,369	3,793
Americas other than the United States	1,104	573
Total	$42,756	$52,375
The table above includes property and equipment, net and operating lease ROU assets and excludes capitalized internal-use software costs and intangible assets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Supplemental Condensed Consolidated Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Prepaid expenses	51,021	$57,685
Other current assets	12,969	6,681
Total prepaid expenses and other current assets	$63,990	$64,366
Restricted cash
Restricted cash was $0.2 million and $0.3 million as of July 31, 2024 and January 31, 2024, respectively, primarily related to Australian employee contributions to the ESPP.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	July 31,
	2024	2023
Cash and cash equivalents	$393,487	$237,278
Restricted cash included in prepaid expenses and other current assets	136	325
Restricted cash	18	193
Total cash, cash equivalents, and restricted cash	$393,641	$237,796

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
Overview
Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results quickly and securely at scale through effective collaboration and streamlined workflows. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are aligned, making it ideal for organizations seeking efficient, impactful collaborative work management.
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the features provided. Customers can also purchase capabilities a la carte or in a bundle through our Smartsheet Advance package options for Enterprise subscriptions, which provide capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Connectors, Control Center, Dynamic View, Data Shuttle, Bridge, Calendar App, Pivot App, and Data Mesh. Customers with additional security and governance needs can purchase Smartsheet Safeguard, which provides capabilities to support oversight, security, and ongoing policy management. Safeguard is available as an add-on to Enterprise plans and as a part of Smartsheet Advance Platinum level. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
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
The following table summarizes our key business metrics:

	July 31,
	2024	2023
Annualized recurring revenue ("ARR") (in millions)	$1,093	$933
Average ARR per domain-based customer	$10,291	$8,863
Dollar-based net retention rate for all customers (trailing 12 months)	113%	121%
Customers with ARR of $100 thousand or more	2,056	1,665
Customers with ARR of $50 thousand or more	4,140	3,552
Customers with ARR of $5 thousand or more	20,198	19,031
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
As of July 31, 2024, we had customers with ARR ranging from less than $200 to over $10.0 million.
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
Cost of revenue and gross margin
Cost of subscription revenue
Cost of subscription revenue primarily consists of expenses related to hosting our platform and providing support. These expenses consist of employee-related costs and share-based compensation, as well as third-party hosting fees, software-related costs, amortization of capitalized software, amortization of acquisition-related intangibles, and payment processing fees.
Cost of professional services revenue
Cost of professional services revenue consists primarily of employee-related costs and share-based compensation for our consulting and training teams, costs of outside services used to supplement our internal teams, allocated overhead, software-related costs, travel-related costs, and billable expenses.
Gross margin
Gross margin is calculated as gross profit expressed as a percentage of total revenue. Our gross margin may fluctuate from period to period as we continue to invest in and optimize our technology and infrastructure.
Operating expenses
Research and development
Research and development expenses consist primarily of employee-related costs and share-based compensation, software-related costs, allocated overhead, and costs of outside services used to supplement our internal staff. We consider continued investment in our development talent and our platform to be important for our growth.
Sales and marketing
Sales and marketing expenses consist primarily of employee-related costs and share-based compensation, brand awareness and demand generation costs, costs related to Engage, our customer conference, allocated overhead, costs of outside services used to supplement our internal staff, travel-related costs, software-related costs, and amortization of acquisition-related intangibles. Commissions earned by our sales force that are incremental to each customer contract, along with related fringe benefits and taxes, are capitalized and amortized over an estimated useful life of four years.

General and administrative
General and administrative expenses consist primarily of employee-related costs and share-based compensation for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include costs of outside services used to supplement our internal staff and other professional services, software-related costs, allocated overhead, certain tax, license, and insurance-related expenses, bank charges, impairment expense, and bad debt expense.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$263,530	$221,522	$512,625	$427,523
Professional services	12,882	14,063	26,771	27,948
Total revenue	276,412	235,585	539,396	455,471
Cost of revenue
Subscription(1)	37,999	33,584	73,771	66,751
Professional services(1)	11,852	13,454	24,402	26,168
Total cost of revenue	49,851	47,038	98,173	92,919
Gross profit	226,561	188,547	441,223	362,552
Operating expenses
Research and development(1)	63,600	58,358	126,037	114,548
Sales and marketing(1)	130,222	129,813	255,461	244,765
General and administrative(1)	41,219	36,523	79,334	71,501
Total operating expenses	235,041	224,694	460,832	430,814
Loss from operations	(8,480)	(36,147)	(19,609)	(68,262)
Interest income	8,836	5,847	16,662	11,064
Other income (expense), net	(263)	(55)	(640)	(591)
Income (loss) before income tax provision (benefit)	93	(30,355)	(3,587)	(57,789)
Income tax provision (benefit)	(7,765)	3,002	(2,587)	5,438
Net income (loss)	$7,858	$(33,357)	$(1,000)	$(63,227)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(in thousands)
Cost of subscription revenue	$3,020	$3,357	$6,072	$6,816
Cost of professional services revenue	1,511	1,915	3,249	3,825
Research and development	18,217	17,611	36,273	35,043
Sales and marketing	14,424	18,989	31,019	38,043
General and administrative	10,197	10,151	20,676	20,075
Total share-based compensation expense	$47,369	$52,023	$97,289	$103,802

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	95%	94%	95%	94%
Professional services	5	6	5	6
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	14	14	15
Professional services	4	6	5	6
Total cost of revenue	18	20	18	20
Gross profit	82	80	82	80
Operating expenses
Research and development	23	25	23	25
Sales and marketing	47	55	47	54
General and administrative	15	16	15	16
Total operating expenses	85	95	85	95
Loss from operations	(3)	(15)	(4)	(15)
Interest income	3	2	3	2
Other income (expense), net	—	—	—	—
Income (loss) before income tax provision (benefit)	—	(13)	(1)	(13)
Income tax provision (benefit)	(3)	1	—	1
Net income (loss)	3%	(14)%	—%	(14)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three and six months ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$263,530	$221,522	$42,008	19%	$512,625	$427,523	$85,102	20%
Professional services	12,882	14,063	(1,181)	(8)%	26,771	27,948	(1,177)	(4)%
Total revenue	$276,412	$235,585	$40,827	17%	$539,396	$455,471	$83,925	18%
Percentage of total revenue
Subscription revenue	95%	94%			95%	94%
Professional services revenue	5%	6%			5%	6%
Three months ended July 31, 2024 and 2023
Subscription revenue increased $42.0 million, or 19%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. Sales of user-based subscription plans and capabilities-based products contributed $19.5 million and $22.5 million, respectively, to the increase in revenue between periods.

Professional services revenue decreased $1.2 million, or 8%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The decrease in professional services revenue was primarily driven by a decrease in our non-recurring fixed-fee services revenue.
Six months ended July 31, 2024 and 2023
Subscription revenue increased $85.1 million, or 20%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Sales of user-based subscription plans and capabilities-based products contributed $44.3 million and $40.8 million, respectively, to the increase in revenue between periods.
Professional services revenue decreased $1.2 million, or 4%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The decrease in professional services revenue was primarily driven by a decrease in our non-recurring fixed-fee services revenue.
Cost of revenue, gross profit, and gross margin

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$37,999	$33,584	$4,415	13%	$73,771	$66,751	$7,020	11%
Professional services	11,852	13,454	(1,602)	(12)%	24,402	26,168	(1,766)	(7)%
Total cost of revenue	$49,851	$47,038	$2,813	6%	$98,173	$92,919	$5,254	6%
Gross profit	$226,561	$188,547	$38,014	20%	$441,223	$362,552	$78,671	22%
Gross margin
Subscription	86%	85%			86%	84%
Professional services	8%	4%			9%	6%
Total gross margin	82%	80%			82%	80%
Three months ended July 31, 2024 and 2023
Cost of subscription revenue increased $4.4 million, or 13%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This was primarily due to increases of $4.6 million in hosting fees and $0.8 million in amortization of capitalized software, partially offset by decreases of $0.4 million in amortization of acquisition-related intangibles, $0.3 million in shared-based compensation expense, $0.3 million in software-related costs, and $0.1 million in employee-related expenses. Our gross margin for subscription revenue was 86% and 85% for the three months ended July 31, 2024 and 2023, respectively. The increase in gross margin was primarily driven by a decrease in employee-related and share-based compensation expense offset by an increase in hosting fees as a percentage of revenue.
Cost of professional services decreased $1.6 million, or 12%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The decrease was primarily due to decreases of $0.9 million in employee-related expenses and $0.4 million in shared-based compensation expense. Our gross margin for professional services revenue was 8% and 4% for the three months ended July 31, 2024 and 2023, respectively. The increase in gross margin for professional services was primarily driven by a decrease in employee-related expenses and share-based compensation expense.

Six months ended July 31, 2024 and 2023
Cost of subscription revenue increased $7.0 million, or 11%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily due to increases of $6.7 million in hosting fees, $1.2 million in amortization of capitalized software, $0.3 million in costs of connectors with third party applications and $0.2 million in employee-related expenses. These increases were partially offset by decreases of $0.8 million in share-based compensation expense, $0.4 million in amortization of acquisition related intangibles, and $0.3 million in software-related costs. Our gross margin for subscription revenue was 86% and 84% for the six months ended July 31, 2024 and 2023, respectively. The increase in gross margin was primarily driven by a decrease in employee-related expenses partially offset by an increase in hosting fees as a percentage of revenue.
Cost of professional services decreased $1.8 million, or 7%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The decrease was primarily due to decreases of $1.1 million in employee-related expenses and $0.6 million in share-based compensation expense. Our gross margin for professional services revenue was 9% and 6% for the six months ended July 31, 2024 and 2023, respectively. The increase in gross margin for professional services was primarily driven by a decrease in employee-related expenses.
Research and development expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$63,600	$58,358	$5,242	9%	$126,037	$114,548	$11,489	10%
Percentage of total revenue	23%	25%			23%	25%
Three months ended July 31, 2024 and 2023
Research and development expenses increased $5.2 million, or 9%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This was primarily driven by increases of $3.7 million in employee-related expenses due to increased headcount, $0.9 million in software-related costs, and $0.7 million in amortization of capitalized software. These increases were partially offset by a $0.2 million decrease in allocated overhead costs.
Six months ended July 31, 2024 and 2023
Research and development expenses increased $11.5 million, or 10%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily driven by increases of $8.2 million in employee-related expenses due to increased headcount, $2.0 million in software-related costs, $1.0 million in share-based compensation expense, $0.3 million in travel-related costs, and $0.2 million in amortization of capitalized software. These increases were partially offset by a $0.3 million decrease in allocated overhead costs.
Sales and marketing expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$130,222	$129,813	$409	—%	$255,461	$244,765	$10,696	4%
Percentage of total revenue	47%	55%			47%	54%
Three months ended July 31, 2024 and 2023

Sales and marketing expenses increased $0.4 million for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This was primarily driven by an increase of $8.3 million in employee-related expenses due to increased labor costs. This was partially offset by decreases of $4.6 million in share-based compensation expense, $2.2 million in brand awareness and demand generation costs, $0.7 million in allocated overhead costs, and $0.3 million in travel-related costs.
Six months ended July 31, 2024 and 2023
Sales and marketing expenses increased $10.7 million, or 4%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily driven by increases of $18.3 million in employee-related expenses due to increased labor costs, $0.5 million in software-related costs, and $0.5 million in outside services used to supplement our internal staff. This was partially offset by decreases of $7.0 million in share-based compensation expense, $1.3 million in allocated overhead costs, and $0.4 million in brand awareness and demand generation costs.
General and administrative expenses

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$41,219	$36,523	$4,696	13%	79,334	$71,501	$7,833	11%
Percentage of total revenue	15%	16%			15%	16%
Three months ended July 31, 2024 and 2023
General and administrative expenses increased $4.7 million, or 13%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This was primarily driven by a $3.2 million impairment charge recorded in the second quarter of fiscal year 2025 and increases of $0.9 million related to bad debt expense, $0.5 million in employee-related expenses due to increased labor costs, $0.5 million in outside services used to supplement internal staff, $0.2 million in legal fees, and $0.2 million in tax, license, and insurance-related costs. This change was partially offset by a decrease of $0.6 million in software-related costs.
Six months ended July 31, 2024 and 2023
General and administrative expenses increased $7.8 million, or 11%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily driven by a $3.2 million impairment charge recorded in the second quarter of fiscal year 2025 and increases of $2.1 million related to bad debt expense, $1.3 million in employee-related expenses due to increased labor costs, $0.8 million in tax, license, and insurance-related costs, $0.7 million in costs of outside services used to supplement our internal staff, $0.6 million in share-based compensation expense, $0.2 million in accounting, internal control, and tax-related costs, and $0.2 million in legal fees. This change was partially offset by decreases of $0.8 million in software-related costs, $0.3 million in allocated overhead costs, and $0.3 million in amortization of capitalized software.
Interest income

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Interest income	$8,836	$5,847	$2,989	51%	$16,662	11,064	$5,598	51%
Three months ended July 31, 2024 and 2023

Interest income increased $3.0 million, or 51%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This was primarily driven by an increase in interest income related to our short-term investments portfolio.
Six months ended July 31, 2024 and 2023
Interest income increased $5.6 million, or 51%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This was primarily driven by an increase in interest income related to our short-term investments portfolio.
Other income (expense), net

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Other income (expense), net	$(263)	$(55)	$(208)	378%	$(640)	$(591)	$(49)	8%
Three months ended July 31, 2024 and 2023
For the three months ended July 31, 2024 compared to the three months ended July 31, 2023, the change in other income (expense), net was primarily driven by a $0.3 million increase in realized foreign currency exchange losses.
Six months ended July 31, 2024 and 2023
For the six months ended July 31, 2024 compared to the six months ended July 31, 2023, other income (expense), net stayed consistent period over period.
Income tax provision (benefit)

	Three Months Ended July 31,		Change		Six Months Ended July 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Income tax provision (benefit)	$(7,765)	$3,002	$(10,767)	(359)%	$(2,587)	$5,438	$(8,025)	(148)%
Effective tax rate	(8,349.46)%	(9.89)%			72.12%	(9.41)%
Three months ended July 31, 2024 and 2023
Income taxes changed to a tax benefit of $7.8 million for the three months ended July 31, 2024 compared to a tax provision of $3.0 million for the three months ended July 31, 2023. The change was primarily due to the recognition of pre-tax losses year to date relative to forecasted results for the full fiscal year 2025.
Six months ended July 31, 2024 and 2023
Income taxes changed to a tax benefit of $2.6 million for the six months ended July 31, 2024 compared to a tax provision of $5.4 million for the six months ended July 31, 2023. The change was primarily due to the recognition of pre-tax losses year to date relative to forecasted results for the full fiscal year 2025.
The provision for income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimated annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in that quarter.

Liquidity and Capital Resources
As of July 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $393.5 million and short-term investments totaling $313.1 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our ESPP, and interest income from our short-term investments portfolio.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of July 31, 2024, we had deferred revenue of $549.9 million, of which $548.0 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Material cash requirements from known contractual obligations
Leases
We have non-cancelable operating and finance leases that expire at various dates through 2029. As of July 31, 2024, we had fixed minimum lease payments of $47.8 million, of which $16.7 million is due in the next 12 months. Refer to Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating and finance leases.
Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of July 31, 2024, we had material contractual obligations of $82.2 million, of which $78.6 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting and data service providers. See Note 14, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting and data service providers.
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

In addition to our contractual obligations, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding Class A common stock. The program, which commenced in June 2024, has no minimum purchase commitment and is authorized to extend over a period of up to 12 months. The timing, manner, price, and amount of the repurchases are subject to the discretion of the Company’s management. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and it may be suspended or discontinued at any time. During the three and six months ended July 31, 2024, we repurchased and retired 0.9 million shares of our Class A common stock at an average price of $43.95 per share, for an aggregate amount of $40.3 million.
Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended July 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$109,222	$83,030
Net cash provided by (used in) investing activities	34,861	(79,763)
Net cash provided by (used in) financing activities	(32,861)	10,766
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	(23)	6
Change in cash, cash equivalents, and restricted cash	$111,199	$14,039
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are employee-related expenditures, costs related to brand awareness and demand generation, and costs related to hosting our platform.
Net cash provided by operating activities during the six months ended July 31, 2024 was $109.2 million compared to $83.0 million for the six months ended July 31, 2023. The increase of $26.2 million was primarily driven by an increase in cash received from customers, partially offset by an increase in cash paid to vendors and employee-related expenses.
Investing activities
Net cash provided by investing activities during the six months ended July 31, 2024 was $34.9 million compared to net cash used in investing activities of $79.8 million for the six months ended July 31, 2023. The change of $114.7 million was primarily driven by the net change in short-term investment activity.
Financing activities
Net cash used in financing activities during the six months ended July 31, 2024 was $32.9 million compared to net cash provided by financing activities of $10.8 million for the six months ended July 31, 2023. The change of $43.7 million was primarily driven by share repurchases of our Class A common stock.

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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained within our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies during the six months ended July 31, 2024 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash and cash equivalents and short-term investments totaling $706.6 million as of July 31, 2024, of which $456.8 million was invested in money market funds, U.S. Treasury securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of July 31, 2024, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of July 31, 2024.
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
•We have a history of cumulative losses, and may incur losses in the future.
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
Many U.S. and foreign laws and regulations, including those promulgated by the SEC, require companies to provide notice of cybersecurity incidents based on specific criteria. Certain of these notice or disclosure obligations are contingent upon the findings of complex analyses, including in some cases a determination of materiality. The nature of cybersecurity incidents makes it difficult to quickly and comprehensively assess an incident’s overall impact to our business, and we may make errors in our evaluations. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines or investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers or vendors, that lead to public disclosures may also result in widespread negative publicity and increased government or regulatory scrutiny. Any security compromise in our industry, whether actual or perceived, could harm our reputation; erode customer confidence in our security measures; negatively affect our ability to attract new customers; cause existing customers to not renew their subscriptions; or subject us to third-party lawsuits, regulatory fines or investigations, or other liability, any or all of which could adversely affect our business and operating results. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers.
Additionally, we could be required to expend significant capital and other resources to investigate and address any Cybersecurity Threats or incidents or to prevent further or additional incidents. To maintain business relationships, we may find it necessary or desirable to incur costs to provide remediation and incentives to customers or other business partners following an actual or suspected security incident. We also cannot be sure that our existing cybersecurity insurance will continue to be available on acceptable terms, in sufficient amounts to cover any claims we submit, or at all. Further, we cannot be sure that insurers will not deny coverage as to any claim, and some security incidents may be outside the scope of our coverage, including in instances where they are considered force majeure events. The premiums for cybersecurity insurance can vary and increase substantially from year-to-year, and any security incidents that we may experience may result in an increase in our premium costs for cybersecurity insurance. One or more large, successful claims against us in excess of our available insurance coverage, or changes in our insurance policies, including premium increases or large deductible or co-insurance requirements, could have an adverse effect on our business, operating results, and financial condition.
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
Additionally, there are limited options for public cloud service providers capable of effectively supporting our infrastructure. Consolidation through a single, or select few, service provider(s) may create a dependency on the selected provider(s). Consolidation may also negatively impact customer acquisition or expansion because customers may object to certain providers for a variety of reasons, including that these provider(s) do not meet their hosting requirements or that the providers operate in a competitive space. The foregoing objections could result in lost or decreased sales or decreased expansion of existing customer relationships, which could harm our business and operating results.
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
Our platform is inherently complex and may contain material defects or errors. Additionally, we regularly update our platform, and such updates may contain undetected defects when first introduced or released. Any defects in functionality or interruptions in the availability of our platform could result in:
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
We have experienced significant growth in the number of users and data that our platform supports. It is critical that we maintain sufficient excess service capacity to ensure that our platform is accessible and functioning with an acceptable latency, and that we meet the current and future needs of customers and users. To do this, we must manage our service infrastructure to support software updates and the evolution of our platform features and capabilities. The provision and implementation of any new service infrastructure requires significant expenditures and management. If we do not accurately predict or manage our service infrastructure requirements, if our existing providers are unable to keep up with our needs for capacity or if they are unwilling or unable to allocate sufficient capacity to us, or if we are unable to contract with additional providers on commercially reasonable terms, our customers may experience service interruptions, delays, or outages that may subject us to financial penalties, cause us to issue credits or other compensation to customers, or result in other liabilities and customer losses. If our platform fails to scale, customers may experience delays as we seek to obtain additional capacity or make architectural changes, which could damage our reputation and our business. We may also be required to move or transfer our and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery and performance of our platform and may harm our operating results.

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
We license third-party software and depend on services from various third parties to operate our platform. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any such software or services could harm our business, and it could result in decreased functionality of our platform until we either develop or acquire equivalent technology. In addition, any errors or defects in or failures of the third-party software or services could result in errors or defects in, or failure of, our platform, which could harm our business and be costly to correct. Such platform errors, defects, or failures could also harm our reputation and result in liability to third parties, including customers. Many of these providers attempt to limit their liability for errors, defects, and failures, which could limit our ability to recover any losses from them and increase our potential liabilities and operating costs.
Further, we use technologies and services from third parties to operate critical internal functions of our business, including cloud infrastructure services, customer relationship management services, business management services, and customer support and consulting staffing services. Our internal operations would be disrupted if any of these third-party software or service offerings were unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms or at all. Additionally, any misuse, misconfiguration, or errors in the operation of these software or service offerings may result in a disruption of our internal business operations and create issues with the accuracy of our critical business information. These disruptions may adversely affect our ability to operate our websites, process and fulfill transactions, respond to customer inquiries, maintain corporate records, ensure the accuracy of business information, and generally maintain cost-efficient operations. In the event of disruption, we may be required to seek replacement technologies or services from other parties, or to develop these components ourselves, either of which could result in increased costs, diversion of management’s attention, delays in the release of new product developments, and reduced efficiencies in the operations of our impacted departments until such time as suitable technology can be identified and integrated. These disruptions, if they occur, could result in customer dissatisfaction and harm our operating results and financial condition.

The use of artificial intelligence could adversely affect our business and operating results.
Our platform utilizes artificial intelligence (“AI”), including third-party generative AI models. Our business operations also utilize third-party platforms that leverage AI. The use of AI inherently carries a broad range of risks typical to emerging technologies, and requires an investment of resources in the development, integration, and procurement of the technology. These investments may be costly and could impact our operating results as we continue to incorporate AI into our products and services and leverage AI in our operations.
The integration of these AI models within our products and services means that the performance of our products and services is, in part, reliant on third-party developers of the underlying AI models. Moreover, the pricing arrangements with third-party developers associated with integrating these AI models can result in large or unpredictable costs due to customer usage, which we may not be able to pass through to our customers and which could adversely impact our business.
The AI tools we offer or use could also generate content that infringes upon or misappropriates third-party intellectual property rights. This risk is intensified by the current trend of entities seeking patents and other intellectual property protections in AI to gain a competitive edge. While we have made efforts to mitigate risk under our terms of service, our deployment and use of AI tools may still expose us to increased litigation risk associated with intellectual property infringement claims. Further, the probabilistic nature of AI technologies can result in unwanted, inaccurate, or offensive outputs. In the event the AI tools we provide to customers do not perform reliably or in accordance with stated expectations, we may need to disable user access to such AI tools; similarly if the AI tools that we use for internal business purposes do not perform in accordance with expectations, we may be forced to discontinue or restrict the use of such tools. Any mitigation efforts related to the foregoing may negatively affect our business and operations.
Additionally, government regulation related to AI may also increase the risks and costs in developing and leveraging AI tools in our products and services and to support our operations. For example, the EU recently approved the Artificial Intelligence Act, which requires that users of AI technology be made aware that they are interacting with AI or that they are facing an AI generated output. Continued legal and regulatory updates related to AI may occur quickly and could restrict or delay our ability to utilize AI, require significant cost and resources to support compliance, and harm our operating results.
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

In addition, if the license terms change for the open source software we utilize, we may be forced to re-engineer our platform or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide updates, warranties, or assurances of performance or title. Certain versions and libraries of open source software allow for any individuals to make contributions and updates, and this may introduce or amplify certain security vulnerabilities depending on how, and with which systems, the software is implemented. Although we have established policies to regulate the use and incorporation of open source software into our platform, we cannot be certain that we have not incorporated open source software in our platform in a manner that is inconsistent with these policies.
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
In addition, because our platform is designed to operate on a variety of systems, we will need to continuously modify, enhance, and improve our platform to keep pace with changes to Internet-related hardware; mobile operating systems; and other software, communication, browser, and database technologies. We may not successfully develop these modifications, enhancements, and improvements, or bring them to market quickly or cost-effectively in response to market demands. Furthermore, uncertainties about the timing and nature of new or modified network platforms or technologies could increase our research and development expenses. Any failure of our products or services to keep pace with technological changes or operate effectively with future network platforms and technologies, or to do so in a timely and cost-effective manner, could reduce the demand for our platform, result in customer dissatisfaction, reduce our competitive advantage, and harm our business.
Our business relies on having a strong brand, and if we are not able to develop, maintain, and enhance our brand, our business and operating results may be harmed.
We believe that developing, maintaining, and enhancing our brand is critical to achieving widespread acceptance of our products and services, attracting new customers, retaining existing customers, persuading existing customers to expand their relationships with us, and hiring and retaining employees. We believe that the importance of our brand will increase as competition in our market further intensifies. Successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts; our ability to provide high-quality, reliable, and cost-effective products and services; the perceived value of our products and services, including our platform; our ability to provide a quality customer success experience; and our ability to control or influence perception of our brand.
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
We have a history of cumulative losses and may incur losses in the future.
While we achieved profitability for the quarter ended July 31, 2024 under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have previously incurred losses in each period since we incorporated in 2005. We generated net income of $7.9 million and incurred net loss of $33.4 million during the three months ended July 31, 2024 and July 31, 2023, respectively, and incurred net losses of $1.0 million and $63.2 million during the six months ended July 31, 2024 and July 31, 2023, respectively. As of July 31, 2024, we had an accumulated deficit of $904.1 million. These historical losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in absolute dollars in the future due to anticipated increases in sales and marketing expenses, research and development expenses, and general and administrative expenses, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth and profit margin expansion as indicative of our future performance. Our growth and expansion could slow or decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; the introduction of new or modified pricing and packaging models; increased losses; increasing competition; the impact of macroeconomic conditions, including inflation, elevated interest rates, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will maintain profitability in the foreseeable future.
If we are unable to attract new customers and maintain and expand sales to existing customers, our growth could be slower than we expect and our business may be harmed.
Our future growth depends, in part, upon increasing our customer base and expanding sales to, and renewing subscriptions with, our existing customers. Our ability to achieve significant growth in revenue in the future will depend upon the effectiveness of our sales and marketing efforts, both domestically and internationally; the effectiveness of our research and development efforts; our pricing and packaging models; our ability to predict customer demands; our ability to continue to attract new customers; and our ability to expand our relationship with existing customers by addressing new use cases, increasing the number of users, or selling additional products and services. These endeavors may be particularly challenging where an organization is reluctant to try, or invest further in, a cloud-based collaborative work management platform or where an organization has already invested significantly in an existing third-party solution. Additionally, we continue to monitor how current macroeconomic conditions, including inflation, adjustments to interest rates, and general economic and political uncertainty may affect the adoption or expansion of cloud-based solutions and our success in engaging new customers and expanding existing customer relationships. If we fail in our marketing or research and development efforts, to predict customer demand, to understand the impact of macroeconomic conditions, or to attract new customers and maintain and expand those and existing customer relationships, then our revenue may grow more slowly than expected, may not grow at all, or may decline, and our business may be harmed.

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
Although we currently generate sufficient cash to fund our ongoing operations, we may be unable to continue doing so in future periods. In the future, we may also require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances. Deterioration in worldwide credit markets, inflation, fluctuations in interest rates, and instability in the global banking sector could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing agreement could include restrictive covenants that limit our capital raising activities or other financial and operation matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, we may not be able to generate sufficient cash to service any debt financing, which may force us to sell assets or reduce or delay capital expenditures. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing on terms satisfactory to us when necessary, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to July 31, 2024 we grew from 1,101 employees to 3,317 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will partly depend on our ability to effectively manage this growth and complexity.
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
Our failure to attract, engage, and retain highly qualified personnel could harm our business.
Our growth strategy depends on our ability to staff our organization with skilled personnel and create a high-performance culture. Recruiting, engaging, and retaining qualified individuals requires significant time, expense, and attention. In addition to hiring new employees and contractors, we must continue to focus on retaining our best employees. The market for skilled personnel is very competitive, especially in emerging areas of focus such as AI and machine learning and in markets where our company is less well known. We compete with many other companies for software engineers with requisite experience in designing, developing, and managing cloud-based software, as well as for skilled product development, marketing, sales, and operations professionals, and we may not always attract, engage, or retain employees with the appropriate qualifications and experience.
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
Further, many of the companies that we compete with for experienced personnel have greater resources than we do. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees, alone or with our inducement, have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived or actual value of our equity awards declines, it may reduce our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to engage and retain our current personnel, our business and future growth prospects could be harmed.

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
Developing our products and services is expensive and the investment in technological development often involves a long return on investment cycle. We incurred research and development expenses of $63.6 million and $58.4 million during the three months ended July 31, 2024 and 2023, respectively, and $126.0 million and $114.5 million during the six months ended July 31, 2024 and 2023, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Any of these risks could adversely affect our business. For example, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with government requirements as they change from time to time. Failure to comply with these laws or regulations could have adverse effects on our business. In addition, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or applicable U.S. laws and regulations. As we grow, we continue to implement compliance procedures designed to prevent violations of these laws and regulations. We cannot guarantee that all of our employees, contractors, resellers, and agents will comply with our compliance policies or with applicable laws and regulations. Violations of laws or compliance policies by our employees, contractors, resellers, or agents could result in delays in revenue recognition; financial reporting misstatements; fines; penalties; breaches of contractual obligations; or the prohibition of the import or export of our products and services, any of which and could have a material adverse effect on our business and operating results.
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
Third parties have occasionally alleged that our technology infringes upon their intellectual property rights. In the future, others may raise the same or similar claims and may assert claims against us, even if we are unaware of their intellectual property rights. Any of these claims and related litigation could cause us to incur significant expenses, and, if successfully asserted against us, could require that we pay substantial damages, settlement fees, or ongoing license or royalty payments; cease offering our platform or services or cease using certain technologies; implement expensive workarounds; or comply with other unfavorable conditions.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through August 30, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
In April 2024, our Board approved a share repurchase program to repurchase up to $150 million of our Class A common stock, which can be extended, suspended, or discontinued at any time (the “Share Repurchase Program”). Repurchases may be made in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. Although the Share Repurchase Program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock, and we may not ultimately purchase any shares. The Share Repurchase Program could affect the price of our stock and increase volatility. Price volatility may cause the average price at which we repurchase our stock in a given period to exceed the stock’s price at a given point in time. We cannot guarantee that the timeframe for repurchases under our Share Repurchase Program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions; the market price of our common stock; the nature of other investment or strategic opportunities presented to us from time to time; our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the Share Repurchase Program; and the availability of funds necessary to fulfill such repurchases.

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
Furthermore, our products and services may be subject to U.S. export controls, including U.S. Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, and we incorporate encryption technology into certain features. U.S. export controls may require authorization for export or submissions classifying our products and annual or semi-annual reports. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export authorization or licenses for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may prevent us from utilizing non-U.S. engineering resources or create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services, or, in some cases, prevent the use of our products and services in some countries or regions altogether. If we fail to comply with these regulations, then we may be subject to criminal and civil penalties.
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
Further, certain of our customer agreements contain service level commitments and/or support commitments. If we are unable to meet the stated commitments, including uptime requirements or target response and performance thresholds, we may be contractually obligated to provide these affected customers with credits or refunds which could significantly affect our revenue in the period in which the failure occurs or the period in which the credits are due. We could also face subscription terminations, which may significantly affect both our current and future revenue. We have issued credits and other recompense to customers in the past based on outages experienced by our platform. Future failures to meet our availability and support commitments could damage our reputation, which would also affect our revenue and operating results.
Our agreements with customers, vendors, and partners may also require us to provide certain defense and indemnity obligations for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other commitments or liabilities relating to or arising from our contractual obligations. Indemnity payments and defense costs may be substantial and could harm our business, operating results, and financial condition. Any dispute involving a customer and relating to our indemnity obligations could have adverse effects on our relationship with that customer and other existing or potential customers and may harm our business and operating results. We cannot guarantee that contractual provisions will protect us from liability for damages in the event we are sued by parties with which we contract, or if we are called upon to fulfill indemnification obligations.

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
Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and implementation of these tools can be costly both financially and in terms of human capital. The criteria by which companies’ corporate responsibility practices are assessed may change, including as a result of the SEC’s recently adopted rules, which may require us to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing newly required disclosures. If we are unable to satisfy new criteria, investors may conclude that our corporate responsibility policies are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Additionally, an increasing number of customers are requesting that we adopt ESG practices that align with their selected criteria, which may require us to allocate more resources to develop and support these practices. If we fail to satisfy their requests, then our business with these customers may be jeopardized or lost.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended July 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in thousands)
May 1 - 31, 2024	—	$—	—	$150,000
June 1 - 30, 2024	420	42.40	420	132,192
July 1 - 31, 2024	498	45.25	498	109,663
Total	918		918
(1) In April 2024, the Company’s Board of Directors authorized the repurchase of up to $150 million of the Company’s outstanding Class A common stock. Repurchases under the program are made through open market, block trades, and/or privately negotiated trades pursuant to 10b5-1 plans, in compliance with applicable securities laws and other requirements. The program has no minimum purchase commitment and may extend over a period of up to 12 months. The timing, manner, price, and amount of the repurchases are subject to the discretion of the company’s management. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and it may be suspended or discontinued at any time. Refer to Note 9, Shareholders’ Equity, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information related to our share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information
(c) Rule 10b5-1 Plan Elections
During the three months ended July 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	8-K	001-38464	3.1	February 2, 2024
10.1	Smartsheet Inc. Nonqualified Deferred Compensation Plan	8-K	001-38464	10.1	May 31, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
						X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, formatted in Inline XBRL (included in Exhibit 101).					X

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

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 6, 2024

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	September 6, 2024