Form 10-Q
period 2024-10-31
SMARTSHEET INC
filed 2024-12-05
CIK 1366561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
As of November 29, 2024, there were 140,001,769 shares of the registrant’s Class A common stock outstanding.

SMARTSHEET INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended October 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including but not limited to, statements regarding our future operating results and financial position, pending merger, our business plan and strategy, and market positioning, are forward-looking statements. We based these forward-looking statements on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Words including, but not limited to, “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “likely,” and variations of these terms or the negative of these terms and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Part I. Financial Information
Item 1. Financial Statements
SMARTSHEET INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	$273,703	$232,470	$786,328	$659,993
Professional services	13,168	13,448	39,939	41,396
Total revenue	286,871	245,918	826,267	701,389
Cost of revenue
Subscription	41,445	34,258	115,216	101,009
Professional services	12,291	12,780	36,693	38,948
Total cost of revenue	53,736	47,038	151,909	139,957
Gross profit	233,135	198,880	674,358	561,432
Operating expenses
Research and development	63,477	58,257	189,514	172,805
Sales and marketing	127,854	137,920	383,315	382,685
General and administrative	45,155	38,153	124,489	109,654
Total operating expenses	236,486	234,330	697,318	665,144
Loss from operations	(3,351)	(35,450)	(22,960)	(103,712)
Interest income	8,272	6,976	24,934	18,040
Other income (expense), net	47	(790)	(593)	(1,381)
Income (loss) before income tax provision	4,968	(29,264)	1,381	(87,053)
Income tax provision	3,644	3,164	1,057	8,602
Net income (loss)	$1,324	$(32,428)	$324	$(95,655)
Net income (loss) per share, basic	$0.01	$(0.24)	$0.00	$(0.71)
Net income (loss) per share, diluted	$0.01	$(0.24)	$0.00	$(0.71)
Weighted-average shares outstanding used to compute net income (loss) per share, basic	139,007	135,189	138,287	133,868
Weighted-average shares outstanding used to compute net income (loss) per share, diluted	142,668	135,189	141,306	133,868
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$1,324	$(32,428)	$324	$(95,655)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale securities	363	(25)	340	(45)
Foreign currency translation adjustments	(19)	(507)	2	(1,017)
Total other comprehensive income (loss)	344	(532)	342	(1,062)
Comprehensive income (loss)	$1,668	$(32,960)	$666	$(96,717)
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$454,281	$282,094
Short-term investments	306,640	346,701
Accounts receivable, net of allowances of $5,335 and $6,560, respectively	200,436	238,708
Prepaid expenses and other current assets	69,840	64,366
Total current assets	1,031,197	931,869
Restricted cash	18	19
Deferred commissions	156,724	148,867
Property and equipment, net	39,139	42,362
Operating lease right-of-use assets	29,693	39,480
Intangible assets, net	20,635	27,960
Goodwill	141,477	141,477
Other long-term assets	4,408	5,445
Total assets	$1,423,291	$1,337,479
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,128	$2,937
Accrued compensation and related benefits	74,840	77,453
Other accrued liabilities	37,309	30,534
Operating lease liabilities, current	15,288	16,040
Finance lease liabilities, current	255	216
Deferred revenue	556,320	568,670
Total current liabilities	685,140	695,850
Operating lease liabilities, non-current	23,936	33,100
Finance lease liabilities, non-current	279	455
Deferred revenue, non-current	4,095	1,785
Other long-term liabilities	696	434
Total liabilities	714,146	731,624
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or outstanding as of October 31, 2024 and January 31, 2024	—	—
Class A common stock, no par value; 500,000,000 shares authorized, 139,302,943 shares issued and outstanding as of October 31, 2024; 500,000,000 shares authorized, 136,884,011 shares issued and outstanding as of January 31, 2024	—	—
Class B common stock, no par value; 500,000,000 shares authorized, no shares issued or outstanding as of October 31, 2024 and January 31, 2024	—	—
Additional paid-in capital	1,621,429	1,468,805
Accumulated other comprehensive income (loss)	196	(146)
Accumulated deficit	(912,480)	(862,804)
Total shareholders’ equity	709,145	605,855
Total liabilities and shareholders’ equity	$1,423,291	$1,337,479
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Three Months Ended October 31, 2024
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of July 31, 2024	138,533,780	$—	$1,575,180	$(148)	$(904,141)	$670,891
Issuance of common stock under employee stock plans	979,016	—	971	—	—	971
Taxes paid related to net share settlement of equity awards	—	—	(971)	—	—	(971)
Share-based compensation expense	—	—	46,249	—	—	46,249
Other comprehensive income	—	—	—	344	—	344
Net income	—	—	—	—	1,324	1,324
Repurchases of Class A common stock and related costs	(209,853)	—	—	—	(9,663)	(9,663)
Balances as of October 31, 2024	139,302,943	$—	$1,621,429	$196	$(912,480)	$709,145

	Three Months Ended October 31, 2023
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of July 31, 2023	134,499,892	$—	$1,360,851	$(429)	$(821,400)	$539,022
Issuance of common stock under employee stock plans	1,038,476	—	266	—	—	266
Taxes paid related to net share settlement of equity awards	—	—	(494)	—	—	(494)
Share-based compensation expense	—	—	50,971	—	—	50,971
Other comprehensive loss	—	—	—	(532)	—	(532)
Net loss	—	—	—	—	(32,428)	(32,428)
Balances as of October 31, 2023	135,538,368	$—	$1,411,594	$(961)	$(853,828)	$556,805

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(in thousands, except share data)
(unaudited)

	Nine Months Ended October 31, 2024
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2024	136,884,011	$—	$1,468,805	$(146)	$(862,804)	$605,855
Issuance of common stock under employee stock plans	3,546,635	—	22,127	—	—	22,127
Taxes paid related to net share settlement of equity awards	—	—	(14,896)	—	—	(14,896)
Share-based compensation expense	—	—	145,393	—	—	145,393
Other comprehensive income	—	—	—	342	—	342
Net income	—	—	—	—	324	324
Repurchases of Class A common stock and related costs	(1,127,703)	—	—	—	(50,000)	(50,000)
Balances as of October 31, 2024	139,302,943	$—	$1,621,429	$196	$(912,480)	$709,145

	Nine Months Ended October 31, 2023
	Common Stock (Class A and B)		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balances as of January 31, 2023	131,845,028	$—	$1,243,730	$101	$(758,173)	$485,658
Issuance of common stock under employee stock plans	3,693,340	—	12,497	—	—	12,497
Taxes paid related to net share settlement of equity awards	—	—	(1,644)	—	—	(1,644)
Share-based compensation expense	—	—	157,011	—	—	157,011
Other comprehensive loss	—	—	—	(1,062)	—	(1,062)
Net loss	—	—	—	—	(95,655)	(95,655)
Balances as of October 31, 2023	135,538,368	$—	$1,411,594	$(961)	$(853,828)	$556,805

See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$324	$(95,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	143,124	153,449
Depreciation and amortization	21,121	20,008
Net amortization of premiums (discounts) on investments	(6,059)	(8,746)
Amortization of deferred commission costs	50,328	38,439
Unrealized foreign currency (gain) loss	(577)	684
Non-cash operating lease costs	7,513	9,450
Impairment of long-lived assets	3,237	1,448
Other, net	5,495	3,089
Changes in operating assets and liabilities:
Accounts receivable	33,770	16,541
Prepaid expenses and other current assets	(5,576)	1,060
Other long-term assets	(1,039)	(1,401)
Accounts payable	(1,665)	(997)
Other accrued liabilities	6,656	4,100
Accrued compensation and related benefits	(5,483)	2,021
Deferred commissions	(58,185)	(58,705)
Deferred revenue	(9,952)	25,439
Other long-term liabilities	262	278
Operating lease liabilities	(10,544)	(12,326)
Net cash provided by operating activities	172,750	98,176
Cash flows from investing activities
Purchases of short-term investments	(235,421)	(375,387)
Maturities of short-term investments	281,965	281,900
Purchases of property and equipment	(1,437)	(2,097)
Proceeds from sale of property and equipment	53	28
Capitalized internal-use software development costs	(6,549)	(7,850)
Net cash provided by (used in) investing activities	38,611	(103,406)
Cash flows from financing activities
Proceeds from exercise of stock options	10,957	1,330
Taxes paid related to net share settlement of restricted stock units	(14,896)	(1,644)
Proceeds from contributions to Employee Stock Purchase Plan	14,403	15,664
Principal payments of finance leases	(141)	—
Repurchases of Class A Common Stock and related costs	(50,000)	—
Net cash provided by (used in) financing activities	(39,677)	15,350
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	379	(248)

Net increase in cash, cash equivalents, and restricted cash	172,063	9,872
Cash, cash equivalents, and restricted cash at beginning of period	282,442	223,757
Cash, cash equivalents, and restricted cash at end of period	$454,505	$233,629

Supplemental disclosures
Cash paid for interest	$43	$—
Cash paid for income tax	7,655	9,471
Accrued purchases of property and equipment, including internal-use software	1,081	1,264
Share-based compensation expense capitalized in internal-use software development costs	2,355	3,283
Right-of-use assets obtained in exchange for new operating lease liabilities	558	1,684
Right-of-use asset reductions related to operating leases	2,832	4,451
Purchases of fixed assets under finance leases	—	693
See notes to condensed consolidated financial statements.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Overview and Basis of Presentation
Description of business
Smartsheet Inc. (“Smartsheet ” the “Company,” “we,” “our”) was incorporated in the State of Washington in 2005, and is headquartered in Bellevue, Washington. Smartsheet, the enterprise work management platform, empowers organizations to innovate and achieve results quickly, securely, and at scale through streamlined collaboration and effective workflow management. By uniting people, content, and work, Smartsheet provides powerful capabilities that revolutionize the way teams operate. Smartsheet makes outcomes reliable, keeps customer data safe, and ensures users are on the same page, making it ideal for organizations seeking efficient, impactful collaborative work management. The Company also offers professional services, which primarily consist of consulting and training services.
On September 24, 2024, the Company entered into an Agreement and Plan of Merger, (the “Merger Agreement”), with Einstein Parent, Inc., (“Parent), and Einstein Merger Sub, Inc., (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds managed by Blackstone Inc. (“Blackstone”), Vista Equity Partners (“Vista”), and a wholly owned subsidiary of the Abu Dhabi Investment Authority (“ADIA”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Smartsheet, which we refer to as the Merger, with Smartsheet surviving the Merger and becoming a wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock, issued and outstanding immediately prior to the effective time (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $56.50, without interest.
The Company's Board of Directors (i) determined that it was in the best interests of our Company and our shareholders, and declared it advisable, to enter into the Merger Agreement, (ii) approved the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, with our Company surviving the Merger as a wholly owned Subsidiary of Parent, in accordance with the Washington Business Corporation Act, (iii) resolved to recommend that the shareholders of our company approve the Merger Agreement, and (iv) directed that the Merger Agreement be submitted to the shareholders of our company at the Company Shareholder Meeting for their approval.
Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (i) the Merger is not completed by April 24, 2025 (the “End Date”), subject to certain limitations, and provided that the End Date will automatically be extended to September 24, 2025 if certain regulatory conditions have not been satisfied as of the close of business on the date that is two business days immediately prior to the then-current End Date, (ii) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, subject to certain exceptions, (iii) the Company’s shareholders fail to adopt the Merger Agreement, or (iv) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases to the right of the breaching party to cure the breach. Parent may terminate the Merger Agreement if, prior to receipt of the approval of the Company’s shareholders, the Board changes or withdraws its recommendation in favor of the Merger. The Company and Parent may also terminate the Merger Agreement by mutual written consent.
The Merger is expected to close in the fourth quarter of the Company’s fiscal year ending January 31, 2025, subject to customary closing conditions and approvals. Upon consummation of the Merger, the Company will cease to be a publicly traded company and our Class A common stock will be delisted from the New York Stock Exchange.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
In the opinion of management, the information contained herein reflects all adjustments necessary for a fair presentation of our condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of results to be expected for the full year ending January 31, 2025, or for any other interim period, or for any future year.
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
No individual customer represented more than 10% of accounts receivable as of October 31, 2024 or January 31, 2024. No individual customer represented more than 10% of revenue for the three and nine months ended October 31, 2024 or 2023.
Share Repurchases

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company elected to record the excess of the repurchase price over the par value of the repurchased shares of its Class A common stock to accumulated deficit, along with any associated transaction costs and excise taxes. The shares are immediately retired and returned to the status of authorized but unissued upon repurchase.
Net income (loss) per share
The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of the Company’s common stock shares outstanding during the respective period. For periods where we report net income, the Company will use the treasury stock method to calculate diluted net income per share by adjusting basic net income per share for the potential dilutive impacts of outstanding stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and shares issuable pursuant to our 2018 Employee Stock Purchase Plan (“ESPP”). For periods where we report a net loss, all potentially dilutive shares are antidilutive and therefore, no adjustment to the denominator is made.
Recent accounting pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended October 31, 2024 that have had a material impact on our condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating the impact of adopting ASU 2024-03.
3. Revenue from Contracts with Customers
During the three months ended October 31, 2024 and 2023, the Company recognized $240.5 million and $200.5 million of subscription revenue, respectively, and $4.5 million and $4.4 million of professional services revenue, respectively, which were included in the deferred revenue balance as of July 31, 2024 and 2023, respectively.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended October 31, 2024 and 2023, the Company recognized $508.8 million and $406.1 million of subscription revenue, respectively, and $7.7 million and $7.0 million of professional services revenue, respectively, which were included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.
As of October 31, 2024, approximately $791.9 million of revenue, including amounts already invoiced and amounts contracted but not yet invoiced, was expected to be recognized from remaining performance obligations, of which $785.5 million related to subscriptions and $6.4 million related to professional services. Approximately 82% of revenue related to remaining performance obligations is expected to be recognized in the next 12 months.
4. Deferred Commissions
Deferred commissions were $156.7 million as of October 31, 2024 and $148.9 million as of January 31, 2024.
Amortization expense for deferred commissions was $17.7 million and $14.1 million for the three months ended October 31, 2024 and 2023, respectively, and $50.3 million and $38.4 million for the nine months ended October 31, 2024 and 2023, respectively. Deferred commissions are amortized over a period of four years. The amortization expense is recorded in sales and marketing on the Company’s condensed consolidated statements of operations.

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
The following table presents calculations for basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income (loss); basic and diluted	$1,324	$(32,428)	$324	$(95,655)
Denominator:
Weighted-average shares outstanding; basic	139,007	135,189	138,287	133,868
Effect of dilutive securities:
Shares subject to outstanding common stock awards	3,661	—	3,019	—
Weighted-average shares outstanding; diluted	142,668	135,189	141,306	133,868
Net income (loss) per share:
Basic	$0.01	$(0.24)	$0.00	$(0.71)
Diluted	$0.01	$(0.24)	$0.00	$(0.71)

The following outstanding shares of common stock awards were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been anti-dilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Shares subject to outstanding common stock awards	1,129	11,873	1,753	11,873
Shares issuable pursuant to the 2018 Employee Stock Purchase Plan	—	313	—	313
Total potentially dilutive shares	1,129	12,186	1,753	12,186

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Investments
The following tables present the amortized costs, unrealized gains and losses, and estimated fair values of the Company’s available-for-sale investments, including those securities classified within “Cash and cash equivalents” in the condensed consolidated balance sheets (in thousands):

	October 31, 2024
	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$169,797	$—	$—	$169,797
Total cash equivalents	169,797	—	—	169,797
Short-term investments:
Corporate bonds	138,643	468	(59)	139,052
U.S. Treasury securities	155,043	212	(37)	155,218
Agency securities	12,322	48	—	12,370
Total short-term investments	306,008	728	(96)	306,640
Total	$475,805	$728	$(96)	$476,437
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company does not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions before recovery of their amortized cost basis. We did not recognize any credit losses related to our available-for-sale investments during the three and nine months ended October 31, 2024 or 2023. The unrealized gains and losses on these short-term investments were primarily due to changes in interest rates subsequent to the initial purchase. There were no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended October 31, 2024 or 2023. None of the short-term available-for-sale investments held as of October 31, 2024 or January 31, 2024 were in a continuous unrealized loss position for greater than 12 months.
The following table presents the contractual maturities of the Company’s short-term available-for-sale investments (in thousands):

	October 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$200,971	$201,180
Due between one to five years	105,037	105,460
Total	$306,008	$306,640
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

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$169,797	$—	$—	$169,797
Total cash equivalents	169,797	—	—	169,797
Short-term investments:
Corporate bonds	—	139,052	—	139,052
U.S. Treasury securities	—	155,218	—	155,218
Commercial paper	—	—	—	—
Agency securities	—	12,370	—	12,370
Total short-term investments	—	306,640	—	306,640
Total	$169,797	$306,640	$—	$476,437

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$79,082	$—	$—	$79,082
Commercial paper	—	4,497	—	4,497
Total cash equivalents	79,082	4,497	—	83,579
Short-term investments:
Corporate bonds	—	99,696	—	99,696
U.S. Treasury securities	—	169,948	—	169,948
Commercial paper	—	57,755	—	57,755
Agency securities	—	19,302	—	19,302
Total short-term investments	—	346,701	—	346,701
Total	$79,082	$351,198	$—	$430,280
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
It is the Company’s policy to recognize transfers of assets and liabilities between levels of the fair value hierarchy at the end of a reporting period. The Company does not transfer out of Level 3 and into Level 2 until observable inputs become available and reliable. There were no transfers between fair value measurement levels during the three and nine months ended October 31, 2024 or 2023.
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

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Goodwill and Net Intangible Assets
There were no changes in the carrying amount of goodwill or measurement period adjustments during the nine months ended October 31, 2024.
The following table presents the components of net intangible assets (in thousands):

	October 31, 2024			January 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$28,491	$(23,704)	$4,787	$28,491	$(20,231)	$8,260
Customer relationships	34,072	(20,454)	13,618	34,072	(16,941)	17,131
Trade names	4,100	(1,935)	2,165	4,100	(1,601)	2,499
Patents	170	(149)	21	170	(144)	26
Domain names	44	—	44	44	—	44
Total	$66,877	$(46,242)	$20,635	$66,877	$(38,917)	$27,960
The following table presents the components of acquired intangible assets (dollars in thousands):

	October 31, 2024		January 31, 2024
	Net Carrying Amount	Weighted- Average Life (Years)	Net Carrying Amount	Weighted- Average Life (Years)
Software technology	$4,787	1.6	$8,260	2.1
Customer relationships	13,618	3.0	17,131	3.7
Trade names	2,165	4.8	2,499	5.6
Total	$20,570	2.8	$27,890	3.4
Amortization expense related to intangible assets was $2.3 million and $2.7 million for the three months ended October 31, 2024 and 2023, respectively, and $7.3 million and $8.1 million for the nine months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, estimated remaining amortization expense for the finite-lived intangible assets by fiscal year is as follows (in thousands):

Remainder of Fiscal 2025	$2,309
Fiscal 2026	7,916
Fiscal 2027	5,750
Fiscal 2028	3,454
Fiscal 2029	721
Thereafter	441
Total	$20,591
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
The target number of PSUs granted was 195,948 shares during the year ended January 31, 2024 and 194,624 shares during the nine months ended October 31, 2024. No shares were granted during the three months ended October 31, 2024. These PSUs are measured over a two-year performance period ending in the fourth quarter of fiscal year 2026. PSU’s granted during the year ended January 31, 2023 have two separate performance periods. The first tranche of awards, which had a one-year performance period, vested during the year ended January 31, 2024. The second tranche of awards is measured over a two-year performance period starting on the date of grant and ending in the fourth quarter of fiscal year ending January 31, 2025.
Stock options
The following table includes a summary of the option activity during the nine months ended October 31, 2024:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 31, 2024	3,517,075	$24.77
Granted	—	—
Exercised	(712,219)	15.38
Forfeited or canceled	(163,276)	61.25
Outstanding at October 31, 2024	2,641,580	25.04
Exercisable at October 31, 2024	2,466,276	22.86
Restricted stock units
The following table includes a summary of the RSU activity during the nine months ended October 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	8,798,624	$45.41
Granted	1,085,216	42.69
Vested	(2,874,718)	46.43
Forfeited or canceled	(1,184,921)	44.72
Outstanding at October 31, 2024	5,824,201	44.53
Performance share units
The following table includes a summary of the PSU activity during the nine months ended October 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 31, 2024	321,463	$50.54
Granted	194,624	34.27
Vested	—	—
Forfeited or canceled	(63,206)	50.61
Outstanding at October 31, 2024	452,881	43.53

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
Shares available for issuance
The following table includes a summary of the activity of shares available for issuance under the 2018 Plan and the ESPP during the nine months ended October 31, 2024:

	2018 Plan	ESPP
Balance at January 31, 2024	18,985,254	5,572,546
Authorized	6,844,200	1,368,840
Granted	(1,279,840)	(298,236)
Forfeited or canceled	1,411,403	—
Balance at October 31, 2024	25,961,017	6,643,150
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
As of October 31, 2024, $6.2 million has been withheld on behalf of our employees for a future purchase under the ESPP and is recorded in accrued compensation and related benefits in the condensed consolidated balance sheets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Share-based compensation expense
Share-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of subscription revenue	$2,983	$3,164	$9,055	$9,980
Cost of professional services revenue	1,485	1,777	4,734	5,602
Research and development	17,763	17,220	54,036	52,263
Sales and marketing	14,453	17,462	45,472	55,505
General and administrative	9,151	10,024	29,827	30,099
Total share-based compensation expense	$45,835	$49,647	$143,124	$153,449
The Company has excluded $0.4 million and $1.3 million of capitalized software development costs from share-based compensation expense for the three months ended October 31, 2024 and 2023, respectively, and $2.3 million and $3.6 million of capitalized software development costs from share-based compensation expense for the nine months ended October 31, 2024 and 2023, respectively.
As of October 31, 2024, there was a total of $234.2 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.6 years.
Share Repurchase Program
In April 2024, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding Class A common stock. During the three months ended October 31, 2024, we repurchased 0.2 million shares of our Class A common stock at an average price of $46.05 per share, for aggregate repurchases of $9.7 million. During the nine months ended October 31, 2024, we repurchased 1.1 million shares of our Class A common stock at an average price of $44.34 per share, for aggregate repurchases of $50.0 million.
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
The Company recorded a provision for income taxes of $3.6 million and $3.2 million for the three months ended October 31, 2024 and 2023, respectively, and $1.1 million and $8.6 million for the nine months ended October 31, 2024 and 2023, respectively. The provision is primarily attributable to BEAT, income taxes in foreign jurisdictions, and state income taxes.
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
The components of lease expense recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Operating lease cost	$3,048	$4,234	$9,567	$12,163
Finance lease cost:
Amortization of assets	55	18	164	18
Interest on lease liabilities	13	6	43	6
Short-term lease cost	193	97	488	418
Variable lease cost	671	903	2,045	2,576
Sublease income	(912)	(573)	(2,451)	(1,667)
Total lease costs	$3,068	$4,685	$9,856	$13,514
Other information related to leases was as follows (dollars in thousands):

	Nine Months Ended October 31,
	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,524	$14,507
Operating cash flows from finance leases	43	6
Financing cash flows from finance leases	141	—
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	558	1,684
Finance leases	—	693
Right-of-use asset reductions related to operating leases	2,832	4,451
Weighted-average remaining lease term (in years)
Operating leases	3.4	4.1
Finance leases	1.9	2.9
Weighted-average discount rate
Operating leases	5.4%	5.5%
Finance leases	9.9%	9.9%

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of October 31, 2024, remaining maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of Fiscal 2025	$4,121	$68
Fiscal 2026	14,932	270
Fiscal 2027	10,978	225
Fiscal 2028	6,511	—
Fiscal 2029	5,306	—
Thereafter	1,357	—
Total lease payments	43,205	563
Less: imputed interest	(3,981)	(29)
Total	$39,224	$534
As of October 31, 2024, the future total minimum sublease payments to be received were as follows (in thousands):

Sublease Receipts
Remainder of Fiscal 2025	$1,011
Fiscal 2026	3,428
Fiscal 2027	1,559
Fiscal 2028	—
Fiscal 2029	—
Thereafter	—
Total	$5,998
The Company has vacated certain of its previous corporate offices and entered into sublease agreements for certain fully furnished floors. We evaluated the associated asset groups for impairment, which included the ROU assets and underlying property and equipment on each subleased floor. We compared the expected future undiscounted cash flows to the carrying value and determined that the respective asset groups were not recoverable. We then calculated the fair value based on the present value of the estimated cash flows from each sublease for the remaining lease term and compared it to the carrying value, which resulted in a $3.2 million impairment charge for the nine months ended October 31, 2024. No additional impairment was recorded in the three months ended October 31, 2024. For the three and nine months ended October 31, 2023, we recorded a $1.4 million impairment charge. The impairment charges were included in general and administrative expenses in the condensed consolidated statements of operations.
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
(unaudited)
13. Geographic Information
Revenue
Revenue by geographic location is determined by the location of the Company’s customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
United States	$243,841	$207,165	$701,015	$591,982
EMEA	22,944	20,149	66,247	56,631
APJ	9,762	8,996	28,296	25,869
Americas other than the United States	10,324	9,608	30,709	26,907
Total	$286,871	$245,918	$826,267	$701,389
No individual country other than the United States contributed more than 10% of total revenue during the three and nine months ended October 31, 2024 or 2023.
Long-lived assets
Long-lived assets by geographic location is based on the location of the legal entity that owns the asset. The following table sets forth long-lived assets by geographic area (in thousands):

	October 31, 2024	January 31, 2024
United States	$33,081	$45,743
EMEA	2,046	2,266
APJ	3,147	3,793
Americas other than the United States	1,150	573
Total	$39,424	$52,375
The table above includes property and equipment, net and operating lease ROU assets and excludes capitalized internal-use software costs and intangible assets.

SMARTSHEET INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Supplemental Condensed Consolidated Financial Statement Information
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Prepaid expenses	55,947	$57,685
Other current assets	13,893	6,681
Total prepaid expenses and other current assets	$69,840	$64,366
Restricted cash
Restricted cash was $0.2 million and $0.3 million as of October 31, 2024 and January 31, 2024, respectively, primarily related to Australian employee contributions to the ESPP.
Cash as reported on the condensed consolidated statements of cash flows includes the aggregate amounts of cash and cash equivalents and restricted cash as shown on the condensed consolidated balance sheets. Cash as reported on the condensed consolidated statements of cash flows consisted of the following (in thousands):

	October 31,
	2024	2023
Cash and cash equivalents	$454,281	$233,247
Restricted cash included in prepaid expenses and other current assets	206	198
Restricted cash	18	184
Total cash, cash equivalents, and restricted cash	$454,505	$233,629

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
We generate revenue primarily from the sale of subscriptions to our cloud-based platform for work management. For subscriptions, customers select the plan that meets their needs and can begin using Smartsheet within minutes. We offer three paid subscription levels to new customers: Pro, Business, and Enterprise, the pricing for which varies by the features provided. Customers can also purchase capabilities a la carte or in a bundle through our Smartsheet Advanced Work Management options for Enterprise subscriptions, which provide capabilities that enable customers to implement solutions for a specific use case or for large scale projects, initiatives, or processes. These capabilities include Connectors, Control Center, Dynamic View, Data Shuttle, Bridge, Calendar App, Pivot App, and DataMesh. Customers with additional security and governance needs can purchase Smartsheet Safeguard, which provides capabilities to support oversight, security, and ongoing policy management. Safeguard is available as an add-on to Enterprise and Advanced Work Management plans. Additional subscriptions that can be integrated with our cloud-based platform include Resource Management, a resource planning solution that helps businesses plan and allocate resources across their programs, track and manage time, and forecast hiring needs; and Brandfolder, a digital asset management platform that enables users to easily organize, discover, control, distribute, and share digital assets. Professional services are offered to help customers create and administer work management solutions for specific use cases and for training purposes.
Customers can begin using our platform by purchasing a subscription directly from our website, through our sales force, starting a free trial, or working as a collaborator on a project.
Pending Merger
On September 24, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Einstein Parent, Inc. (“Parent”) and Einstein Merger Sub, Inc. (“Merger Sub”). Parent and Merger Sub are affiliates of investment funds managed by Blackstone, Vista, and a wholly owned subsidiary of ADIA. The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Smartsheet, which we refer to as the Merger, with Smartsheet surviving the Merger and becoming a wholly owned subsidiary of Parent.
Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Class A common stock issued and outstanding immediately prior to the effective time (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $56.50, without interest.

Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions in the Merger Agreement, including: (1) the adoption of the Merger Agreement by the holders of a majority of outstanding shares of Smartsheet’s capital stock, (2) the expiration (or earlier termination) of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which took place on November 12, 2024, (3) the receipt of certain non-U.S. regulatory approvals, (4) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger, (5) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (6) each party’s compliance in all material respects with their respective obligations under the Merger Agreement, and (7) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement.
Either we or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by April 24, 2025 (the “End Date”), subject to certain limitations, and provided that the End Date will automatically be extended to September 24, 2025 if certain regulatory conditions have not been satisfied as of the close of business on the date that is two business days immediately prior to the then-current End Date, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, subject to certain exceptions, (3) Smartsheet’s shareholders fail to adopt the Merger Agreement, or (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases to the right of the breaching party to cure the breach. Parent may terminate the Merger Agreement if, prior to receipt of the Smartsheet Shareholder Approval (as defined in the Merger Agreement), the Board changes or withdraws its recommendation in favor of the Merger. Parent and Smartsheet may also terminate the Merger Agreement by mutual written consent. If the Merger Agreement is terminated in certain circumstances, Smartsheet would be required to pay Parent a termination fee of $250 million. Parent will be required to pay to us a termination fee of $500 million if the Merger Agreement is terminated under specified circumstances.
The Merger is expected to close in the fourth quarter of our fiscal year ending January 31, 2025, subject to customary closing conditions and approvals. Upon consummation of the Merger, we will cease to be a publicly traded company and our Class A common stock will be delisted from the New York Stock Exchange.
The full text of the Merger Agreement is included as an exhibit to this Quarterly Report on Form 10-Q, and described in more detail in Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 24, 2024.
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
The following table summarizes our key business metrics:

	October 31,
	2024	2023
Annualized recurring revenue ("ARR") (in millions)	$1,133	$981
Average ARR per domain-based customer	$10,708	$9,225
Dollar-based net retention rate for all customers (trailing 12 months)	111%	118%
Customers with ARR of $100 thousand or more	2,137	1,779
Customers with ARR of $50 thousand or more	4,293	3,719
Customers with ARR of $5 thousand or more	20,430	19,389
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
As of October 31, 2024, we had customers with ARR ranging from less than $200 to over $10.0 million.
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
General and administrative
General and administrative expenses consist primarily of employee-related costs and share-based compensation for accounting, finance, legal, IT, and human resources personnel. In addition, general and administrative expenses include costs of outside services used to supplement our internal staff and other professional services, software-related costs, allocated overhead, certain tax, license, and insurance-related expenses, bank charges, impairment expense, and bad debt expense. The current period includes one-time acquisition-related costs in expense categories such as professional services, legal costs, and accounting, internal control, and tax services.
Operating margin
We expect our operating expenses to increase in absolute dollars as our business grows and to decrease over the long-term as a percentage of total revenue due to economies of scale.
Interest income
Interest income primarily consists of interest income from our available-for-sale investment holdings.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Revenue
Subscription	$273,703	$232,470	$786,328	$659,993
Professional services	13,168	13,448	39,939	41,396
Total revenue	286,871	245,918	826,267	701,389
Cost of revenue
Subscription(1)	41,445	34,258	115,216	101,009
Professional services(1)	12,291	12,780	36,693	38,948
Total cost of revenue	53,736	47,038	151,909	139,957
Gross profit	233,135	198,880	674,358	561,432
Operating expenses
Research and development(1)	63,477	58,257	189,514	172,805
Sales and marketing(1)	127,854	137,920	383,315	382,685
General and administrative(1)	45,155	38,153	124,489	109,654
Total operating expenses	236,486	234,330	697,318	665,144
Loss from operations	(3,351)	(35,450)	(22,960)	(103,712)
Interest income	8,272	6,976	24,934	18,040
Other income (expense), net	47	(790)	(593)	(1,381)
Income (loss) before income tax provision	4,968	(29,264)	1,381	(87,053)
Income tax provision	3,644	3,164	1,057	8,602
Net income (loss)	$1,324	$(32,428)	$324	$(95,655)
(1)    Amounts include share-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Cost of subscription revenue	$2,983	$3,164	$9,055	$9,980
Cost of professional services revenue	1,485	1,777	4,734	5,602
Research and development	17,763	17,220	54,036	52,263
Sales and marketing	14,453	17,462	45,472	55,505
General and administrative	9,151	10,024	29,827	30,099
Total share-based compensation expense	$45,835	$49,647	$143,124	$153,449

The following table sets forth the components of our results of operations, for each of the periods presented, as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	95%	95%	95%	94%
Professional services	5	5	5	6
Total revenue	100	100	100	100
Cost of revenue
Subscription	14	14	14	14
Professional services	4	5	4	6
Total cost of revenue	19	19	18	20
Gross profit	81	81	82	80
Operating expenses
Research and development	22	24	23	25
Sales and marketing	45	56	46	55
General and administrative	16	16	15	16
Total operating expenses	82	95	84	95
Loss from operations	(1)	(14)	(3)	(15)
Interest income	3	3	3	3
Other income (expense), net	—	—	—	—
Income (loss) before income tax provision	2	(12)	—	(12)
Income tax provision	1	1	—	1
Net income (loss)	—%	(13)%	—%	(14)%
Note: Certain amounts may not sum due to rounding.
Comparison of the three and nine months ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Revenue
Subscription	$273,703	$232,470	$41,233	18%	$786,328	$659,993	$126,335	19%
Professional services	13,168	13,448	(280)	(2)%	39,939	41,396	(1,457)	(4)%
Total revenue	$286,871	$245,918	$40,953	17%	$826,267	$701,389	$124,878	18%
Percentage of total revenue
Subscription revenue	95%	95%			95%	94%
Professional services revenue	5%	5%			5%	6%
Three months ended October 31, 2024 and 2023
Subscription revenue increased $41.2 million, or 18%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Sales of capabilities-based products and user-based subscription plans contributed $23.4 million and $17.8 million, respectively, to the increase in revenue between periods.

Professional services revenue decreased $0.3 million, or 2%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The decrease in professional services revenue was primarily driven by a decrease in our non-recurring fixed-fee services revenue.
Nine months ended October 31, 2024 and 2023
Subscription revenue increased $126.3 million, or 19%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. Sales of capabilities-based products and user-based subscription plans contributed $64.2 million and $62.1 million, respectively, to the increase in revenue between periods.
Professional services revenue decreased $1.5 million, or 4%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The decrease in professional services revenue was primarily driven by a decrease in our non-recurring fixed-fee services revenue.
Cost of revenue, gross profit, and gross margin

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Cost of revenue
Subscription	$41,445	$34,258	$7,187	21%	$115,216	$101,009	$14,207	14%
Professional services	12,291	12,780	(489)	(4)%	36,693	38,948	(2,255)	(6)%
Total cost of revenue	$53,736	$47,038	$6,698	14%	$151,909	$139,957	$11,952	9%
Gross profit	$233,135	$198,880	$34,255	17%	$674,358	$561,432	$112,926	20%
Gross margin
Subscription	85%	85%			85%	85%
Professional services	7%	5%			8%	6%
Total gross margin	81%	81%			82%	80%
Three months ended October 31, 2024 and 2023
Cost of subscription revenue increased $7.2 million, or 21%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This was primarily due to increases of $6.6 million in hosting fees, $0.9 million in amortization of capitalized software, and $0.7 million in employee-related expenses due to increased headcount, partially offset by decreases of $0.4 million in amortization of acquisition-related intangibles, $0.3 million in outside services used to supplement our internal staff, and $0.2 million in shared-based compensation expense. Our gross margin for subscription revenue was 85% for each of the three months ended October 31, 2024 and 2023.
Cost of professional services decreased $0.5 million, or 4%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The decrease was primarily due to a decrease of $0.2 million in share-based compensation expense. Our gross margin for professional services revenue was 7% and 5% for the three months ended October 31, 2024 and 2023, respectively. The increase in gross margin for professional services was primarily driven by a decrease in share-based compensation expense.

Nine months ended October 31, 2024 and 2023
Cost of subscription revenue increased $14.2 million, or 14%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This was primarily due to increases of $13.4 million in hosting fees, $2.0 million in amortization of capitalized software, $0.9 million in employee-related expenses due to increased headcount, and $0.4 million in costs of connectors with third party applications. These increases were partially offset by decreases of $0.9 million in share-based compensation expense, $0.8 million in amortization of acquisition-related intangibles, $0.4 million in allocated overhead, and $0.3 million in software-related costs. Our gross margin for subscription revenue was 85% for each of the nine months ended October 31, 2024 and 2023.
Cost of professional services decreased $2.3 million, or 6%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The decrease was primarily due to decreases of $1.3 million in employee-related expenses due to a decrease in headcount and $0.9 million in share-based compensation expense. Our gross margin for professional services revenue was 8% and 6% for the nine months ended October 31, 2024 and 2023, respectively. The increase in gross margin for professional services was primarily driven by a decrease in share based compensation expense.
Research and development expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Research and development	$63,477	$58,257	$5,220	9%	$189,514	$172,805	$16,709	10%
Percentage of total revenue	22%	24%			23%	25%
Three months ended October 31, 2024 and 2023
Research and development expenses increased $5.2 million, or 9%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This was primarily driven by increases of $3.5 million in employee-related expenses due to increased cost of labor, $1.4 million in software-related costs, and $0.6 million in shared-based compensation expense. These increases were partially offset by a $0.5 million decrease in allocated overhead costs.
Nine months ended October 31, 2024 and 2023
Research and development expenses increased $16.7 million, or 10%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This was primarily driven by increases of $11.8 million in employee-related expenses due to increased headcount, $3.4 million in software-related costs, $1.8 million in share-based compensation expense, and $0.3 million in travel-related costs. These increases were partially offset by a $0.6 million decrease in allocated overhead costs.
Sales and marketing expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Sales and marketing	$127,854	$137,920	$(10,066)	(7)%	$383,315	$382,685	$630	—%
Percentage of total revenue	45%	56%			46%	55%
Three months ended October 31, 2024 and 2023

Sales and marketing expenses decreased $10.1 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This was primarily driven by decreases of $11.9 million in brand awareness and demand generation costs, $2.9 million in share-based compensation expense, $1.0 million in allocated overhead costs, $0.8 million in outside services used to supplement our internal staff, and $0.5 million in travel-related costs. These decreases were partially offset by increases of $5.4 million in employee-related expenses due to increased labor costs, $0.8 million in software related costs, and $0.5 million in amortization of capitalized software.
Nine months ended October 31, 2024 and 2023
Sales and marketing expenses increased $0.6 million, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This was primarily driven by increases of $23.6 million in employee-related expenses due to increased labor costs, $1.3 million in software-related costs, and $0.3 million in amortization of capitalized software. These increases were partially offset by decreases of $12.6 million in brand awareness and demand generation costs, $9.9 million in share-based compensation expense, and $2.1 million in allocated overhead costs.
General and administrative expenses

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
General and administrative	$45,155	$38,153	$7,002	18%	124,489	$109,654	$14,835	14%
Percentage of total revenue	16%	16%			15%	16%
Three months ended October 31, 2024 and 2023
General and administrative expenses increased $7.0 million, or 18%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This was primarily driven by increases of $7.6 million in outside services used to supplement internal staff, $1.4 million in legal fees, and $1.2 million in accounting, internal control, and tax services. These increases were mainly driven by one-time acquisition-related costs related to the Merger, including our negotiation and execution of the Merger Agreement. This change was partially offset by decreases of $1.4 million impairment charge recorded in the third quarter of fiscal year 2024, $0.9 million in share-based compensation expense $0.3 million in employee-related expenses due to a decrease in headcount, and $0.2 million in allocated overhead.
Nine months ended October 31, 2024 and 2023
General and administrative expenses increased $14.8 million, or 14%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This was primarily driven by increases of $8.3 million in costs of outside services used to supplement our internal staff, $1.5 million in legal fees, and $1.4 million in accounting, internal control, and tax services. These increases were mainly driven by one-time acquisition-related costs related to the Merger, including our negotiation and execution of the Merger Agreement, incurred in the three months ended October 31, 2024. Additionally, there were increases of $2.0 million related to bad debt expense, $1.8 million in impairment charges, $0.9 million in employee-related expenses due to increased labor costs, and $0.9 million in tax, license, and insurance-related costs. This change was partially offset by decreases of $1.0 million in software-related costs, $0.6 million in allocated overhead costs, $0.3 million in share-based compensation expense, and $0.3 million in amortization of capitalized software.

Interest income

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Interest income	$8,272	$6,976	$1,296	19%	$24,934	18,040	$6,894	38%
Three months ended October 31, 2024 and 2023
Interest income increased $1.3 million, or 19%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This was primarily driven by an increase in interest income related to our available-for-sale investments portfolio.
Nine months ended October 31, 2024 and 2023
Interest income increased $6.9 million, or 38%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This was primarily driven by an increase in interest income related to our available-for-sale investments portfolio.
Other income (expense), net

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Other income (expense), net	$47	$(790)	$837	(106)%	$(593)	$(1,381)	$788	(57)%
Three months ended October 31, 2024 and 2023
For the three months ended October 31, 2024 compared to the three months ended October 31, 2023, the change in other income (expense), net was primarily driven by a $0.5 million decrease in realized and unrealized foreign currency exchange losses, and a $0.3 million decrease in losses on dispositions.
Nine months ended October 31, 2024 and 2023
For the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, the change other income (expense), net was primarily driven by a $0.3 million decrease in realized and unrealized foreign currency exchange losses, and $0.3 million decrease in losses on dispositions.

Income tax provision

	Three Months Ended October 31,		Change		Nine Months Ended October 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%

	(dollars in thousands)
Income tax provision	$3,644	$3,164	$480	15%	$1,057	$8,602	$(7,545)	(88)%
Effective tax rate	73.35%	(10.81)%			76.54%	(9.88)%
Three months ended October 31, 2024 and 2023
The income tax provision increased by $0.4 million for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The change was primarily due to an increase in state income taxes offset by a decrease in U.S. BEAT.
Nine months ended October 31, 2024 and 2023
The income tax provision decreased by $7.5 million for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The change was primarily due to a decrease in U.S. BEAT.
The provision for income taxes for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each fiscal quarter, we update our estimated annual effective tax rate, and if the estimated annual effective tax rate changes, we make a cumulative adjustment in that quarter.
Liquidity and Capital Resources
As of October 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $454.3 million and short-term investments totaling $306.6 million, which were held for working capital and general corporate purposes. Our cash equivalents and short-term investments are comprised of money market funds, U.S. Treasury securities, corporate bonds, agency securities, and commercial paper.
We finance our operations primarily through payments received from customers for subscriptions and professional services, net proceeds received through sales of equity securities, contributions from our ESPP, and interest income from our short-term investments portfolio.
A significant majority of our customers pay in advance for annual subscriptions. Therefore, a substantial source of our cash is from our deferred revenue, which is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of customer billings and payments in advance of revenue being recognized from the Company’s contracts. As of October 31, 2024, we had deferred revenue of $560.4 million, of which $556.3 million was recorded as a current liability and was expected to be recognized as revenue in the subsequent 12 months, provided all recognition criteria are met.
Material cash requirements from known contractual obligations
Leases
We have non-cancelable operating and finance leases that expire at various dates through 2029. As of October 31, 2024, we had fixed minimum lease payments of $43.8 million, of which $16.0 million is due in the next 12 months. Refer to Note 11, Leases, to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for additional information on our operating and finance leases.

Other contractual obligations
In the ordinary course of business we enter into contracts with vendors for goods and services, some of which are non-cancelable. As of October 31, 2024, we had material contractual obligations of $54.1 million, of which $53.0 million is due in the next 12 months. These contractual obligations primarily consist of purchase commitments with our cloud-based hosting and data service providers. See Note 14, Commitments and Contingencies, to the consolidated financial statements contained within our Annual Report on Form 10-K for additional information on our commitments with our cloud-based hosting and data service providers.
We believe our existing cash, cash equivalents, and cash provided by sales of our products and services will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our bookings and renewals, the timing of our collections, the introduction of new and enhanced product offerings, and the continued market adoption of our product. Our capital requirements will also depend on the timing and extent of spending to support our development efforts, sales and marketing activities, employee-related expenditures and acquisition-related costs. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In connection with the pending merger, we may incur significant additional transaction related costs. We may be required to seek additional equity or debt financing in order to meet these future capital requirements. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, our ability to compete successfully could be reduced, and this could harm our results of operations.
In addition to our contractual obligations, the Company’s Board of Directors authorized the repurchase of up to $150.0 million of the Company’s outstanding Class A common stock. The program, which commenced in June 2024, has no minimum purchase commitment and is authorized to extend over a period of up to 12 months. The timing, manner, price, and amount of the repurchases are subject to the discretion of the Company’s management. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock and it may be suspended or discontinued at any time. During the three months ended October 31, 2024, we repurchased 0.2 million shares of our Class A common stock at an average price of $46.05 per share, for aggregate repurchases of $9.7 million. During the nine months ended October 31, 2024, we repurchased 1.1 million shares of our Class A common stock at an average price of $44.34 per share, for aggregate repurchases of $50.0 million.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$172,750	$98,176
Net cash provided by (used in) investing activities	38,611	(103,406)
Net cash provided by (used in) financing activities	(39,677)	15,350
Effects of changes in foreign currency exchange rates on cash, cash equivalents, and restricted cash	379	(248)
Change in cash, cash equivalents, and restricted cash	$172,063	$9,872
Operating activities
Our largest sources of operating cash are cash collections from our customers for sales of subscriptions and professional services. Our primary uses of cash from operating activities are employee-related expenditures, costs related to brand awareness and demand generation, and costs related to hosting our platform.

Net cash provided by operating activities during the nine months ended October 31, 2024 was $172.8 million compared to $98.2 million for the nine months ended October 31, 2023. The increase of $74.6 million was primarily driven by an increase in cash received from customers, partially offset by an increase in cash paid to vendors and employee-related expenses.
Investing activities
Net cash provided by investing activities during the nine months ended October 31, 2024 was $38.6 million compared to net cash used in investing activities of $103.4 million for the nine months ended October 31, 2023. The change of $142.0 million was primarily driven by the net change in short-term investment activity.
Financing activities
Net cash used in financing activities during the nine months ended October 31, 2024 was $39.7 million compared to net cash provided by financing activities of $15.4 million for the nine months ended October 31, 2023. The change of $55.0 million was primarily driven by share repurchases of our Class A common stock.
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
The Company’s significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained within our Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies during the nine months ended October 31, 2024 except as described in Note 2, Summary of Significant Accounting Policies, in this Quarterly Report on Form 10-Q.
 Recent accounting pronouncements
For further information on recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We had cash and cash equivalents and short-term investments totaling $760.9 million as of October 31, 2024, of which $478.2 million was invested in money market funds, U.S. Treasury securities, agency securities, corporate bonds, and commercial paper. Our cash and cash equivalents and short-term investments are held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes.
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
As of October 31, 2024, a hypothetical increase of 100-basis points in interest rates would not have a material impact on the value of our cash equivalents or short-term investments in our condensed consolidated financial statements. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, in design and operation, were effective as of October 31, 2024.
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
Risks related to the proposed Merger
•The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations, and stock price.

•While the Merger is pending, we are subject to business uncertainties, contractual restrictions, and substantial transaction-related costs that could harm our business relationships, financial condition, results of operations, and business.
•Litigation has arisen and further litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
•If the Merger is consummated, our shareholders will not be able to participate in any further upside to our business.
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
Risks Related to the Pending Merger
The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations, and stock price.
On September 24, 2024, we entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger is subject to the satisfaction or waiver of certain customary closing conditions in the Merger Agreement, including: (i) the adoption of the Merger Agreement by the holders of a majority of outstanding shares of Smartsheet’s capital stock; (ii) the expiration (or earlier termination) of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain non-U.S. regulatory approvals; (iv) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger; (v) the accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (vi) each party’s compliance in all material respects with their respective obligations under the Merger Agreement; and (vii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement, which could include developments beyond our control, including but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If the proposed Merger is delayed or not completed, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations, and financial condition. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
While the Merger is pending, we are subject to business uncertainties, contractual restrictions, and substantial transaction-related costs that could harm our business relationships, financial condition, results of operations, and business.
Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, and other third parties who deal with us may have a material adverse effect on our business, results of operations, and financial condition. Such uncertainties may impair our ability to attract, retain, and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger, creating distractions and thus resulting in a decline in their productivity. These uncertainties could also lead current and prospective customers and partners to purchase products and services from other providers or delay purchasing from us, which could have a material adverse effect on our business, results of operations, financial condition, and market price of our common stock. The pendency of the Merger may also generate negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers.

In addition, the Merger Agreement subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations, and cash flows.
Further, we have incurred, and will continue to incur, significant costs, fees, expenses, and charges related to the Merger, including but not limited to, the cost of professional services and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition. We have also expended, and continue to expend, significant management time and resources in an effort to complete the Merger, and the resulting disruption to our business may negatively impact our ongoing operations.
Additionally, if the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $250 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations, or financial condition, which in turn would materially and adversely affect the price of our common stock.
If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations. or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.
Litigation has arisen in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any existing and future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.
If the Merger is consummated, our shareholders will not be able to participate in any further upside to our business.
If the Merger is consummated, each share of our Class A common stock will automatically be converted into the right to receive $56.50 in cash without interest and less any applicable withholding of taxes. Our shareholders will not receive any equity interests of Parent. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from the future performance of our business.
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
The integration of these AI models within our products and services means that the performance of our products and services is, in part, reliant on third-party developers of the underlying AI models. Moreover, the pricing arrangements with third-party developers associated with integrating these AI models can result in large or unpredictable costs due to excess or non-standard customer usage, which we may not be able to pass through to our customers and which could adversely impact our business.
The AI tools we offer or use could also generate content that infringes upon or misappropriates third-party intellectual property rights. This risk is intensified by the current trend of entities seeking patents and other intellectual property protections in AI to gain a competitive edge. While we have made efforts to mitigate risk under our terms of service, our deployment and use of AI tools may still expose us to increased litigation risk associated with intellectual property infringement claims. Further, the probabilistic nature of AI technologies can result in unwanted, inaccurate, or offensive outputs. In the event the AI tools we provide to customers do not perform reliably or in accordance with stated expectations, we may need to disable user access to such AI tools; similarly, if the AI tools that we use for internal business purposes do not perform in accordance with expectations, we may be forced to discontinue or restrict the use of such tools. Any mitigation efforts related to the foregoing may negatively affect our business and operations.
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
Additionally, we may face claims from third parties alleging infringement of certain intellectual property rights resulting from our use of open source software or seeking to enforce the terms of an open source license, including by demanding public release of derivative works or our proprietary source code. These claims could result in litigation and could require us to make our proprietary source code freely available, devote additional research and development resources to make changes to our platform, or incur additional costs and expenses. Any of the foregoing outcomes could adversely affect our business, reputation, financial condition, and operating results.
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
While we achieved profitability for the quarter ended October 31, 2024 under the U.S. Generally Accepted Accounting Principles (“GAAP”), we have previously incurred losses in each period since we incorporated in 2005. We generated net income of $1.3 million and incurred net loss of $32.4 million during the three months ended October 31, 2024 and October 31, 2023, respectively, and generated net income of $0.3 million and incurred net loss of $95.7 million during the nine months ended October 31, 2024 and October 31, 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $912.5 million. These historical losses and accumulated deficit reflect the substantial investments we made to develop our products and services, acquire new customers, and maintain and expand relationships with existing customers. We expect our operating expenses to increase in absolute dollars in the future due to anticipated increases in sales and marketing expenses, research and development expenses, and general and administrative expenses, and we may continue to incur losses in future periods. Furthermore, to the extent we are successful in increasing and expanding our customer base, we may also incur increased losses due to associated upfront costs, particularly as a result of the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period. You should not consider our recent revenue growth and profit margin expansion as indicative of our future performance. Our growth and expansion could slow or decline for a number of reasons, including slowing demand for our products and services; reduced conversion from our free trial users or collaborators to paid users; the introduction of new or modified pricing and packaging models; increased losses; increasing competition; the impact of macroeconomic conditions, including inflation, elevated interest rates, and changes to buying patterns; or our failure to capitalize on growth opportunities. Accordingly, we cannot assure you that we will maintain profitability in the foreseeable future.
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
Although we currently generate sufficient cash to fund our ongoing operations, we may be unable to continue doing so in future periods. In the future, we may also require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances. Deterioration in worldwide credit markets, inflation, fluctuations in interest rates, instability in the global banking sector, and contractual restrictions related to the Merger could limit our ability to obtain external financing to fund our operations and capital expenditures. We may not be able to timely secure debt or equity financing on favorable terms, or at all. Any debt financing agreement could include restrictive covenants that limit our capital raising activities or other financial and operation matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Furthermore, we may not be able to generate sufficient cash to service any debt financing, which may force us to sell assets or reduce or delay capital expenditures. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing on terms satisfactory to us when necessary, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
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
We have recently experienced a period of rapid growth in our personnel headcount and operations and expect to continue to invest in our growth in the future. During the period from January 31, 2019 to October 31, 2024 we grew from 1,101 employees to 3,303 employees. In addition, we have engaged temporary workers and contractors in various jurisdictions throughout the world to supplement our employee base. This growth has made our operations more complex and has placed, and future growth will place, a significant strain on our management, and on our administrative, operational, and financial infrastructure. Our success will partly depend on our ability to effectively manage this growth and complexity.
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
Developing our products and services is expensive and the investment in technological development often involves a long return on investment cycle. We incurred research and development expenses of $63.5 million and $58.3 million during the three months ended October 31, 2024 and 2023, respectively, and $189.5 million and $172.8 million during the nine months ended October 31, 2024 and 2023, respectively. We have made, and expect to continue to make, significant investments in product development, infrastructure, security, and related opportunities. Accelerated product introductions and short product life cycles require high levels of expenditures that could adversely affect our operating results if they are not offset by revenue increases. We believe that we must continue to dedicate significant resources to our development efforts to maintain and improve our customer engagement and competitive position. However, we may not receive significant revenue from these investments for several years, if at all.
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
Our success and ability to compete depend, in part, upon our intellectual property. Failure to protect our intellectual property, including the unauthorized use of our intellectual property or a violation of our intellectual property rights by third parties may damage our brand and our reputation. In addition to certain patents and patent applications, we primarily rely on a combination of copyright, trademark, and trade secret protections, and confidentiality and license agreements with our employees, customers, partners, and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. In addition, the laws of some foreign countries do not protect intellectual property and proprietary rights to the same extent as the laws of the U.S. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that patents will be granted or that awarded patents will effectively protect every significant feature of our products and services. We also believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand, and maintaining goodwill. If we do not adequately protect our rights in our trademarks from infringement and unauthorized use, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business.

We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and it could result in the impairment or loss of portions of our intellectual property rights. Any efforts to enforce our intellectual property rights may be met with actions attacking the validity and enforceability of such rights. Accordingly, we may not be able to prevent third parties from using our intellectual property. Remedies following any infringement or misappropriation, including injunctive relief, may be insufficient to prevent the infringement or misappropriation or otherwise address the damages sustained. Our failure to secure, protect, and enforce our intellectual property rights could significantly damage our brand and our business.
We may be sued by third parties for alleged infringement of their proprietary rights.
There is considerable patent and other intellectual property development activity in our industry. Our future success depends on our technology, products, and services not infringing upon the intellectual property rights of others. Our competitors, and other entities, including non-practicing entities and individuals, may own or claim to own, intellectual property relating to our industry. Our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating these rights. Additionally, we rely on the feedback provided by our customers and users to inform decisions on potential changes to our products and services, and we negotiate agreements with our customers that may include license rights to intellectual property developed while performing professional services. This feedback and these license rights may provide a customer or user a basis for competing against us, demanding royalties for use of intellectual properties, or contesting ownership and seeking to enjoin our use of current or future intellectual property.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since our IPO in April 2018, our stock price has ranged from $18.06 to $85.65 through November 29, 2024. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading prices of the securities of technology companies in general have been highly volatile.
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
Economic sanctions prohibit the distribution of certain products and the provisioning of technology and services to countries, governments, entities. and persons identified by government sanction programs, including trade sanctions regulations maintained by the U.S. Department of Treasury’s Office of Foreign Assets Control. If we fail to comply with these economic sanctions or fail to maintain controls sufficient to monitor our sanctions compliance on an ongoing basis, we may suffer reputational harm and the government may fine or impose other civil or criminal penalties on us, including a denial of certain export privileges. While our controls and policies are designed to prevent the use of certain products and services in sanctioned countries, or by governments or persons identified by government sanction programs, we may not be able to prevent distribution or use in violation of these sanctions from occurring, and these controls may not be fully effective. Additionally, trade sanctions and similar regulations may experience periods of rapid and complex change, and we may experience difficulties or delays implementing updated compliance protocols.
Furthermore, our products and services may be subject to U.S. export controls, including U.S. Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, and we incorporate encryption technology into certain features. U.S. export controls may require authorization for export or submissions classifying our products. Governmental regulation of encryption technology and regulation of exports of encryption products, or our failure to obtain required export authorization (or to qualify for exceptions) or licenses for our products and services, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products and services may prevent us from utilizing non-U.S. engineering resources or create delays in the introduction of our feature releases in international markets, prevent our customers with international operations from using our platform and services, or, in some cases, prevent the use of our products and services in some countries or regions altogether. If we fail to comply with these regulations, then we may be subject to criminal and civil penalties.
Moreover, any new export restrictions, trade sanctions, new legislation, or shifting approaches in the enforcement or scope of existing regulations could result in decreased use of our products or services by, or in our decreased ability to export or sell our services or access to our platform to, existing or potential customers with international operations. Any decreased use of our products or services, or limitation on our ability to export or sell our services or access to our platform, would likely adversely affect our business.

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
None.

Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended October 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(in thousands)		(in thousands)	(in thousands)
August 1 - 31, 2024	210	$46.05	210	$100,000
September 1 - 30, 2024	—	—	—	100,000
October 1 - 31, 2024	—	—	—	100,000
Total	210		210
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

Item 5. Other Information
(c) Rule 10b5-1 Plan Elections
During the three months ended October 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, dated September 24, 2024, by and among Smartsheet, Einstein Parent, Inc. and Einstein Merger Sub, Inc.	8-K	001-38464	2.1	September 24, 2024
3.1	Amended and Restated Articles of Incorporation	10-Q	001-38464	3.1	June 12, 2018
3.2	Amended and Restated Bylaws	8-K	001-38464	3.1	February 2, 2024
10.1	Support Agreement, dated September 24, 2024, by and between Smartsheet and VEPF VIII SPV I, L.P.	8-K	001-38464	10.1	September 24, 2024
10.2	Independent Contractor Agreement by and between the Registrant and Stephen Branstetter, dated September 17, 2024					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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
						X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in Inline XBRL (included in Exhibit 101).					X

*    The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Smartsheet will furnish copies of any such schedules to the SEC upon request.
**    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTSHEET INC.

		By:	/s/ Mark P. Mader
		Name:	Mark P. Mader
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 5, 2024

		By:	/s/ Pete Godbole
		Name:	Pete Godbole
		Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 5, 2024